Form 10-Q
period 1996-03-31
NWCG HOLDINGS CORP
filed 1996-05-14
CIK 927805

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1996

                        COMMISSION FILE NUMBER 33-82274

===============================================================================

                           NWCG HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                               13-3771996
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


                              3200 WINDY HILL ROAD
                               SUITE 1100 - WEST
                            ATLANTA, GEORGIA  30339
                    (Address of principal executive offices)

                                 (770) 955-0045
              (Registrant's telephone number, including area code)

                           -------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
YES  X   NO
   ----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

AS OF MAY 8, 1996 THE REGISTRANT HAD 100 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, ALL OF WHICH WERE INDIRECTLY HELD BY ANDREWS GROUP INCORPORATED.


===============================================================================

                           NWCG HOLDINGS CORPORATION


                                     INDEX

                         PART I.  FINANCIAL INFORMATION


                                                                          Page
                                                                          ----
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet
            -  March 31, 1996 and December 31, 1995 .....................  I-1

          Condensed Consolidated Statement of Operations
            -  Three months ended March 31, 1996 and 1995 ...............  I-2

          Consolidated Statement of Common
            Stockholder's Equity (Deficit) ..............................  I-3

          Condensed Consolidated Statement of Cash Flows
            -  Three months ended March 31, 1996 and 1995 ...............  I-4

          Notes to Condensed Consolidated Financial Statements ..........  I-6


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...............  I-8


                          PART II.  OTHER INFORMATION

                                                                       Page
                                                                       ----


    Item 1.    Legal Proceedings ....................................  II-1

    Item 2.    Changes in Securities ................................  II-1

    Item 3.    Defaults Upon Senior Securities ......................  II-1

    Item 4.    Submission of Matters to a Vote of Security-Holders ..  II-2

    Item 5.    Other Information ....................................  II-2

    Item 6.    Exhibits and Reports on Form 8-K .....................  II-2

               Signature ............................................  II-3

                           NWCG HOLDINGS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           MARCH 31,         DECEMBER 31,
                                                                              1996               1995
                                                                          ----------         ------------
                                                                          (UNAUDITED)
                            ASSETS
Current assets:
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   51,257         $   75,361
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .        161,443            175,210
    Television program contract rights  . . . . . . . . . . . . . . .         16,799             23,735
    Film costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .         82,618             83,761
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .          5,041              3,876
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .          4,410              4,410
                                                                          ----------         ----------
        Total current assets  . . . . . . . . . . . . . . . . . . . .        321,568            366,353
Property, plant and equipment . . . . . . . . . . . . . . . . . . . .        212,710            213,059
Long-term receivables . . . . . . . . . . . . . . . . . . . . . . . .         17,435             22,819
Television program contract rights  . . . . . . . . . . . . . . . . .          6,598              5,419
Film costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,216             35,393
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,497,569          1,508,870
Equity investments  . . . . . . . . . . . . . . . . . . . . . . . . .         36,398             36,549
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,309             34,076
Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . .              -             16,727
                                                                          ----------         ----------
                                                                          $2,164,803         $2,239,265
                                                                          ==========         ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable and accrued expenses . . . . . . . . . . . . . .     $   71,092         $   82,553
    Television program contracts payable  . . . . . . . . . . . . . .         20,157             26,872
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . .         22,339             35,532
    Participations and residuals payable  . . . . . . . . . . . . . .         52,920             43,434
    Current portion of long-term debt and notes payable . . . . . . .         24,483             32,069
                                                                          ----------         ----------
        Total current liabilities . . . . . . . . . . . . . . . . . .        190,991            220,460
Non-current television program contracts payable. . . . . . . . . . .          7,821              7,448
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,232,753          1,237,511
Other non-current liabilities . . . . . . . . . . . . . . . . . . . .         23,950             26,257
Participations and residuals payable  . . . . . . . . . . . . . . . .         15,183             23,908
Deferred tax credits  . . . . . . . . . . . . . . . . . . . . . . . .         72,444             77,510
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .        344,527            353,692
Subsidiary's redeemable preferred stock . . . . . . . . . . . . . . .        335,500            335,311
Commitments and contingencies
Stockholder's equity:
    Preferred stock, $.01 par value, 1,000 shares authorized, none
      issued or outstanding . . . . . . . . . . . . . . . . . . . . .              -                  -
    Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding . . . . . . . . . . . . . . . . .
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .        519,754            519,767
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .       (578,120)          (562,599)
                                                                          ----------         ----------
       Total stockholder's equity (deficit) . . . . . . . . . . . . .        (58,366)           (42,832)
                                                                          ----------         ----------
                                                                          $2,164,803         $2,239,265
                                                                          ==========         ==========

     See accompanying notes to condensed consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -----------------------
                                                                     1996         1995
                                                                  ---------    ----------
Net revenue:
   Broadcasting  . . . . . . . . . . . . . . . . . . . . . .      $  92,577    $  67,106
   Television production and distribution  . . . . . . . . .         69,292       47,758
                                                                  ---------    ---------
                                                                    161,869      114,864
Operating expenses:
   Direct costs-
      Broadcasting . . . . . . . . . . . . . . . . . . . . .         43,519       38,145
      Television production and distribution . . . . . . . .         58,510       36,883
   Selling, general and administrative-
      Broadcasting . . . . . . . . . . . . . . . . . . . . .         21,904       16,109
      Television production and distribution . . . . . . . .         10,168        8,953
Depreciation and amortization of intangible assets . . . . .         18,975       12,609
Corporate expenses . . . . . . . . . . . . . . . . . . . . .          5,921        4,077
                                                                  ---------    ---------
   Income (loss) from operations . . . . . . . . . . . . . .          2,872       (1,912)
Other income (expense):
   Interest and investment income  . . . . . . . . . . . . .          1,408        2,492
   Interest expense  . . . . . . . . . . . . . . . . . . . .        (32,242)     (24,833)
   Gain (loss) on sale of interest in NWCG . . . . . . . . .             34          (41)
   Gain on sale of WSBK-TV . . . . . . . . . . . . . . . . .              -       40,993
   Preferred stock requirements of consolidated
     subsidiary and other  . . . . . . . . . . . . . . . . .         (1,847)          93
                                                                  ---------    ---------
      Other income (expense), net  . . . . . . . . . . . . .        (32,647)      18,704
                                                                  ---------    ---------
Income (loss) before income taxes, minority interest and
   equity in earnings  . . . . . . . . . . . . . . . . . . .        (29,775)      16,792
Benefit (provision) for income taxes . . . . . . . . . . . .          4,601      (33,079)
Equity in earnings of affiliates . . . . . . . . . . . . . .           (152)        (152)
Minority interest in consolidated subsidiary . . . . . . . .          9,805        5,211
                                                                  ---------    ---------
      Net loss . . . . . . . . . . . . . . . . . . . . . . .      $ (15,521)   $ (11,228)
                                                                  =========    =========

     See accompanying notes to condensed consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                           CONSOLIDATED STATEMENT OF
                     COMMON STOCKHOLDER'S EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                ADDITIONAL
                                   COMMON        PAID-IN        ACCUMULATED
                                   STOCK         CAPITAL          DEFICIT           TOTAL
                                 ----------   --------------   --------------    -----------

Balance at December 31, 1995 .   $            $     519,767    $    (562,599)    $  (42,832)
Net loss . . . . . . . . . . .           -                -          (15,521)       (15,521)
Capital contribution . . . . .           -              (13)               -            (13)
                                 ---------    -------------    -------------     ----------
Balance at March 31, 1996  . .   $            $     519,754    $    (578,120)    $  (58,366)
                                 =========    =============    =============     ==========

     See accompanying notes to condensed consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -------------------------
                                                                      1996          1995
                                                                  ----------     ----------
Cash flow from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . .      $ (15,521)     $ (11,228)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Minority interest in loss of consolidated subsidiary .         (9,805)        (5,211)
      Loss (gain) on sale of interest in NWCG  . . . . . . .            (34)            41
      Gain on sale of WSBK-TV  . . . . . . . . . . . . . . .              -        (40,993)
      Deferred tax provision (benefit) . . . . . . . . . . .         (5,066)        25,120
      Equity in earnings of affiliates . . . . . . . . . . .            152            152
      Depreciation and amortization of intangible and
       other assets  . . . . . . . . . . . . . . . . . . . .         18,975         12,609
      Television program contract rights amortization over
       (under) payments  . . . . . . . . . . . . . . . . . .           (586)         2,089
      Film cost amortization over (under) additions  . . . .         (2,680)         3,814
      Noncash interest expense, foreign exchange and
       compensation  . . . . . . . . . . . . . . . . . . . .          9,937          9,385
      (Increase) decrease in receivables and other assets  .         17,680         (2,603)
      Decrease in liabilities  . . . . . . . . . . . . . . .        (26,725)       (13,332)
                                                                  ---------      ---------
       Total adjustments . . . . . . . . . . . . . . . . . .          1,848         (8,929)
                                                                  ---------      ---------
   Net cash used in operating activities . . . . . . . . . .        (13,673)       (20,157)
Cash flow from investing activities:
   Broadcast station acquisitions, net of cash acquired  . .              -       (360,084)
   Proceeds from sale of broadcast stations  . . . . . . . .              -        207,500
   Capital expenditures and equity investments . . . . . . .         (6,600)        (5,329)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .            157           (500)
                                                                  ---------      ---------
   Net cash used in investing activities . . . . . . . . . .         (6,443)      (158,413)
Cash flow from financing activities:
   Capital contributions . . . . . . . . . . . . . . . . . .            (13)            80
   Subsidiary's issuance of preferred and common stock . . .            790             82
   Issuance of debt, net of issuance and restructuring costs              -        192,429
   Increase in restricted cash . . . . . . . . . . . . . . .              -        (77,318)
   Repayment of debt . . . . . . . . . . . . . . . . . . . .         (4,765)       (30,295)
                                                                  ---------      ---------
   Net cash provided by (used in) financing activities . . .         (3,988)        84,978
                                                                  ---------      ---------
Net decrease in cash . . . . . . . . . . . . . . . . . . . .        (24,104)       (93,592)
Cash balance, beginning of period  . . . . . . . . . . . . .         75,361        155,699
                                                                  ---------      ---------
Cash balance, end of period  . . . . . . . . . . . . . . . .      $  51,257      $  62,107
                                                                  =========      =========

     See accompanying notes to condensed consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ----------------------
                                                               1996         1995
                                                            ---------    ---------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest . . . . . . .   $  33,136    $  27,002
                                                            =========    =========

Supplemental schedule of noncash investing and financing
   activities:
       Purchase of television program contract rights . .   $   2,839    $   1,854
                                                            =========    =========
Argyle stations purchase:
   Fair value of assets acquired  . . . . . . . . . . . .                $ 766,112
   Purchase option applied to purchase price  . . . . . .                 (100,000)
   Cash paid, net of cash received  . . . . . . . . . . .                 (360,084)
                                                                         ---------
   Liabilities assumed  . . . . . . . . . . . . . . . . .                $ 306,028
                                                                         =========


           See accompanying notes to condensed financial statements.

                           NWCG HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)




1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

   NWCG Holdings Corporation ("Holdings" or the "Company") was formed and incorporated on June 2, 1994 by NWCG (Parent) Holdings Corporation ("Parent"), which is a wholly-owned subsidiary of Andrews Group Incorporated ("Andrews"). Andrews subsequently contributed 37,192,236 shares of New World Communications Group ("NWCG") Class B Common Stock, $.01 par value to the Company. In September 1994, the Company distributed 2,682,236 of such shares to Parent in the form of a dividend. As a result of the above, the Company assumed Andrews' basis in NWCG. Assuming conversion of NWCG Series B Preferred Stock, the Company controls approximately 39.2% of NWCG's equity and approximately 77.0% of NWCG's voting power.


   INTERIM REPORTING

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.
   In the opinion of management the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the unaudited interim periods presented. Results for the interim periods presented are not necessarily indicative of the results which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995.


2. ACQUISITIONS, DISPOSITIONS AND PRO FORMA FINANCIAL INFORMATION


   WSBK-TV

   In March 1995, NWCG sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5 million. NWCG repaid $19.5 million of the Bank Credit Agreement Loans in March 1995 and $77.3 million of the Step-up Notes in April 1995 from the net proceeds of the Boston Station sale.

                           NWCG HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)





   ARGYLE STATIONS

   NWCG purchased certain debt and equity securities of Argyle Television Holding Inc. ("Argyle") for total consideration of approximately $750.4 million, including the $100 million in cash paid for an option in 1994 and assumption of debt of approximately $283.6 million. Argyle controlled four VHF television stations, KDFW-TV (Dallas, Texas), KTBC-TV (Austin, Texas), KTVI-TV (St. Louis, Missouri) and WVTM-TV (Birmingham, Alabama). For financial reporting purposes, the acquisition occurred on March 31, 1995. FCC approval for change in control of the television stations occurred on April 14, 1995. The acquisition has been accounted for as a purchase.

   CANNELL ENTERTAINMENT

   In July 1995 NWCG purchased Cannell Entertainment Inc. for Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Stock") valued at approximately $30 million and certain other consideration. The acquisition has been accounted for as a purchase.

   PRO FORMA FINANCIAL INFORMATION

   The following condensed pro forma financial information gives effect, as of January 1, 1995, to the purchase of the four Argyle stations, the sale of the Boston Station, borrowings necessary to fund the acquisition, repayment of a portion of NW Television's debt, and the issuance of NWCG preferred stock. The pro forma financial information does not necessarily reflect the future results or the results that would have occurred had these transactions actually occurred on January 1, 1995 (in thousands).



                                                   Pro Forma Three
                                                    Months Ended
                                                   March 31, 1995
                                                   ---------------
   Net revenue                                     $     138,751

   Net loss                                        $     (13,283)
                                                   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of March 31, 1996, the Company owns approximately 39.2% of the equity of NWCG and controls approximately 77.0% of its voting power, assuming the conversion of NWCG's Series B Preferred Stock. NWCG operates broadcast television stations, a television production company and filmed entertainment distribution businesses.

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes of the Company and its annual report for the year ended December 31, 1995.


RESULTS OF OPERATIONS

     Three months ended March 31, 1996 Compared to 1995.   Net revenue
increased $47.0 million or 40.9% in 1996 over 1995. The increase in broadcasting revenue of $25.5 million reflects an increase of $27.0 million for the four stations acquired on March 31, 1995 from Argyle Television Holding, Inc. ("Argyle") and an increase of $4.2 million for the eight original stations owned for both periods "Eight Stations," offset by a decrease of $5.7 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, net revenue increased $1.6 million due primarily to political advertising. Production and distribution revenue increased $21.5 million or 45.1% primarily due to increases in network and cable revenues, reflecting substantially increased production activity.

     Operating expenses, excluding depreciation, amortization and corporate expenses, increased $34.0 million in 1996. The television broadcasting expense increase of $11.2 million includes $19.0 million from the Argyle stations, offset by a decrease of $1.6 million for the Eight Stations and a decrease of $6.2 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, operating expenses increased $.8 million due to higher costs to support the increase in local programming associated with the Company's conversion of certain broadcast stations to the Fox Network offset by lower programming costs. Production and distribution operating expenses increased $22.8 million due primarily to amortization of production costs associated with increased production activity.

     Depreciation and amortization of intangible assets increased $6.4 million in 1996 due primarily to the acquisition of the Argyle stations. Corporate expenses increased $1.8 million in 1996 principally due to increased personnel and salaries.

     Interest expense increased $7.4 million primarily as a result of higher debt balances for the acquisition of the broadcast television stations and the Entertainment Line of Credit used primarily to fund the increased production activity. Interest and investment income decreased $1.1 million in 1996 primarily due to lower cash and short-term investment balances.


LIQUIDITY AND CAPITAL RESOURCES

Holdings' Discount Notes

     Holdings is a holding company with no business operations or source of income of its own other than its interest in NWCG. NWCG's ability to repay the Discount Notes at maturity will be dependent on the value of the Security Shares, and dividends and distributions, if any, related to the Security Shares. NWCG or other affiliated entities are not required to declare dividends or make distributions to Holdings. Holdings currently anticipates that in order to make required payments under the Discount Notes, Holdings will be required to adopt one or more alternatives, such as borrowing funds, selling equity securities or seeking capital contributions or loans from Andrews or other affiliates. None of Holdings' affiliates will be required to make any such capital contributions or loans, and there can be no assurance that any of the foregoing alternatives could be effected on satisfactory terms or would be permitted by the terms of the Discount Notes, other agreements or any future financing arrangements entered into by NWCG or its subsidiaries or Holdings' affiliates. The following discussion relates to NWCG and its liquidity and capital resources.

NWCG

     At March 31, 1996, NWCG has total outstanding debt of $987.0 million. NWCG has limited additional borrowing capacity under its borrowing facilities. Significant expansion of NWCG's broadcasting or production segments will require additional funding not currently available to NWCG.

     To service the currently outstanding debt, NWCG plans to utilize broadcasting and production operating cash flow. NWCG believes that operating cash flow will be sufficient to satisfy current requirements for operating, investing and financing activities of NWCG, including debt service prior to final maturity. In order to meet principal payments upon the final maturity of its various debt facilities outstanding, the earliest of which occurs in 1998, NWCG will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking additional capital contributions. NWCG currently anticipates that any other necessary financing may be obtained through restructuring or refinancing outstanding capitalization or possibly through additional equity or debt financings or additional bank credit arrangements. Should such additional sources of financing be needed to fund acquisitions or operations and not be obtainable, NWCG's liquidity would be severely adversely affected. There can be no assurance that any of such actions could be effected on satisfactory terms, that they would enable NWCG to continue to satisfy NWCG's capital requirements or that they would be permitted by the terms of existing or future debt agreements.

     NWCG's capital budget for 1996 is approximately $30 million, primarily for the broadcasting segment. In connection with the broadcast stations' change in affiliation to the Fox Network, the broadcasting segment provides more locally-produced programming which requires additional capital expenditures and operating expenses.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

See "Item 3. Legal Proceedings" of the Company's Form 10-K for the year ended December 31, 1995 for a discussion of the action, Steven Cooperman, On Behalf of Himself and Derivatively on Behalf of SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.) v. Ronald O. Perelman, et al., and SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.), Case No. BC100359 (Superior Court of the State of California, County of Los Angeles).

     The registrant and its subsidiaries are defendants in a number of other lawsuits which have arisen in the ordinary course of business. The registrant is insured for a substantial portion of any potential losses and believes the ultimate resolution of these matters will not have a material adverse affect on the registrant.


Item 2.  Changes in Securities.

          Not applicable.


Item 3.  Defaults Upon Senior Securities.

          (a)  Not applicable.

          (b)  Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

          Not applicable.


Item 5.  Other Information.

          Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10.1 Employment Agreement, dated as of January 1, 1996, by and between New World Television Incorporated and Farrell Reynolds (incorporated by reference to Exhibit 10.1 of the New World Communications Group Incorporated Form 10-Q for the quarter ended March 31, 1996).

               Exhibit 27.1 - Financial Data Schedule (for SEC use only)

          (b)  Reports filed on Form 8-K:
                      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, NWCG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NWCG HOLDINGS CORPORATION
                                        (Registrant)






                                   By:  \s\ Joseph P. Page
                                      ------------------------------
                                             Joseph P. Page
                                             Vice President and
                                             Chief Financial Officer











Dated: May 13, 1996

                                 EXHIBIT INDEX



Exhibit No.         Description
10.1                Employment Agreement, dated as of January 1, 1996, by and
                    between New World Television Incorporated and Farrell
                    Reynolds (incorporated by reference to exhibit 10.1 of the
                    New World Communications Group Incorporated form 10-Q for
                    the quarter ended March 31, 1996).

27.1                Financial Data Schedule(for SEC use only).