Form 10-Q
period 1996-06-30
NWCG HOLDINGS CORP
filed 1996-08-13
CIK 927805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1996

                        COMMISSION FILE NUMBER 33-82274

================================================================================

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

                               -------------------

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:     YES  X   NO
                                                  ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

AS OF AUGUST 8, 1996 THE REGISTRANT HAD 100 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, ALL OF WHICH WERE INDIRECTLY HELD BY ANDREWS GROUP INCORPORATED.


================================================================================

                           NWCG HOLDINGS CORPORATION


                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheet
                   June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . .        I-1

               Condensed Consolidated Statement of Operations
                   Three months ended June 30, 1996 and 1995  . . . . . . . . . . . . . .        I-2

               Condensed Consolidated Statement of Operations
                   Six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . .        I-3

               Consolidated Statement of Stockholder's Equity (Deficit)   . . . . . . . .        I-4

               Condensed Consolidated Statement of Cash Flows
                   -  Six months ended June 30, 1996 and 1995 . . . . . . . . . . . . . .        I-5

               Notes to Condensed Consolidated Financial Statements   . . . . . . . . . .        I-7


Item 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  . . . . . . . . . . . .       I-10

                          PART II.  OTHER INFORMATION

                                                                                                           Page
                                                                                                           ----
Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  II-1

Item 2  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  II-1

Item 3  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . .                  II-1

Item 4  Submission of Matters to a Vote of Security-Holders. . . . . . . . . . . . . . . .                  II-2

Item 5  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  II-2

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .                  II-2

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  II-3

                           NWCG HOLDINGS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             JUNE 30,          DECEMBER 31,
                                                                              1996                1995
                                                                           -----------        ------------
                                                                           (UNAUDITED)
                               ASSETS

Current assets:
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..    $      59,376          $     75,361
   Receivables                                                               180,187               175,210
   Television program contract rights                                         11,599                23,735
   Film costs   . . . . . . . . . . . . . . . . . . . . . . . . . .           81,415                83,761
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . .            4,608                 3,876
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .            4,410                 4,410
                                                                       -------------          ------------
       Total current assets . . . . . . . . . . . . . . . . . . . .          341,595               366,353
Property, plant and equipment . . . . . . . . . . . . . . . . . . .          212,808               213,059
Long-term receivables . . . . . . . . . . . . . . . . . . . . . . .           16,292                22,819
Television program contract rights  . . . . . . . . . . . . . . . .            5,132                 5,419
Film costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,996                35,393
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . .        1,485,798             1,508,870
Equity investments                                                            38,106                36,549
Other assets                                                                  32,150                34,076
Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . .                -                16,727
                                                                       -------------          ------------
                                                                       $   2,167,877          $  2,239,265
                                                                       =============          ============
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable and accrued expenses                               $      77,992          $     82,553
   Television program contracts payable   . . . . . . . . . . . . .           14,375                26,872
   Deferred income..  . . . . . . . . . . . . . . . . . . . . . . .           20,364                35,532
   Participations and residuals payable   . . . . . . . . . . . . .           54,178                43,434
   Current portion of long-term debt and notes payable    . . . . .           34,092                32,069
                                                                       -------------          ------------
         Total current liabilities  . . . . . . . . . . . . . . . .          201,001               220,460
Non-current television program contracts payable  . . . . . . . . .            6,611                 7,448
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,232,612             1,237,511
Other non-current liabilities . . . . . . . . . . . . . . . . . . .           23,702                26,257
Participations and residuals payable  . . . . . . . . . . . . . . .           13,303                23,908
Deferred tax credits  . . . . . . . . . . . . . . . . . . . . . . .           74,904                77,510
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .          347,183               353,692
Subsidiary's redeemable preferred stock . . . . . . . . . . . . . .          335,698               335,311
Commitments and contingencies
Stockholder's equity:
    Preferred stock, $.01 par value, 1,000 shares authorized, none
      issued or outstanding   . . . . . . . . . . . . . . . . . . .               -                      -
    Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding . . . . . . . . . . . . . . . .
    Additional paid-in capital  . . . . . . . . . . . . . . . . . .          519,757               519,767
    Accumulated deficit   . . . . . . . . . . . . . . . . . . . . .         (586,894)             (562,599)
                                                                       -------------          ------------
         Total stockholder s equity (deficit) . . . . . . . . . . .          (67,137)              (42,832)
                                                                       -------------          ------------
                                                                       $   2,167,877          $  2,239,265
                                                                       =============          ============

     See accompanying notes to condensed consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                     -----------------------------------------------
                                                                                1996                     1995
                                                                     --------------------    -----------------------
 Net revenue:
     Broadcasting  . . . . . . . . . . . . . . . . . . . . . . . .   $            115,565     $             110,413
     Television production and distribution  . . . . . . . . . . .                 58,040                    57,135
                                                                     ---------------------   -----------------------
                                                                                  173,605                   167,548
 Operating expenses:
     Direct costs-
          Broadcasting . . . . . . . . . . . . . . . . . . . . . .                 44,042                    44,194
          Television production and distribution . . . . . . . . .                 46,151                    46,869
     Selling, general and administrative-
          Broadcasting . . . . . . . . . . . . . . . . . . . . . .                 21,592                    20,694
          Television production and distribution . . . . . . . . .                 11,118                     9,394
 Depreciation and amortization of intangible assets  . . . . . . .                 19,232                    18,689
 Corporate expenses  . . . . . . . . . . . . . . . . . . . . . . .                  4,428                     4,811
                                                                      ---------------------   -----------------------
     Income from operations  . . . . . . . . . . . . . . . . . . .                 27,042                    22,897
 Other income (expense):
     Interest and investment income  . . . . . . . . . . . . . . .                  1,071                     1,793
     Interest expense  . . . . . . . . . . . . . . . . . . . . . .                (32,551)                  (32,275)
     Gain on sale of interest in NWCG  . . . . . . . . . . . . . .                    269                        15
     Preferred stock requirements of consolidated
        subsidiary and other . . . . . . . . . . . . . . . . . . .                 (1,890)                   (1,610)
                                                                      ---------------------   -----------------------
          Other income (expense), net  . . . . . . . . . . . . . .                (33,101)                  (32,077)
 Loss before income taxes, minority interest and equity in            ---------------------   -----------------------
     earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .                 (6,059)                   (9,180)
 Provision for income taxes  . . . . . . . . . . . . . . . . . . .                 (3,442)                   (2,759)
 Equity in earnings of affiliates  . . . . . . . . . . . . . . . .                  1,549                      (151)
 Minority interest in consolidated subsidiary  . . . . . . . . . .                   (822)                    2,343
                                                                      ---------------------   -----------------------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . .   $             (8,774)    $              (9,747)
                                                                     ======================   =======================





     See accompanying notes to condensed consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                        JUNE 30,
                                                                     ------------------------------------------------
                                                                                1996                     1995
                                                                     ---------------------    -----------------------

 Net revenue:
     Broadcasting  . . . . . . . . . . . . . . . . . . . . . . . .   $            208,142     $             177,519
     Television production and distribution  . . . . . . . . . . .                127,332                   104,893
                                                                     ---------------------    -----------------------
                                                                                  335,474                   282,412
 Operating expenses:
     Direct costs-
          Broadcasting . . . . . . . . . . . . . . . . . . . . . .                 87,561                    82,339
          Television production and distribution . . . . . . . . .                104,661                    83,752
     Selling, general and administrative-
          Broadcasting . . . . . . . . . . . . . . . . . . . . . .                 43,496                    36,803
          Television production and distribution . . . . . . . . .                 21,286                    18,347
 Depreciation and amortization of intangible assets  . . . . . . .                 38,207                    31,298
 Corporate expenses  . . . . . . . . . . . . . . . . . . . . . . .                 10,349                     8,888
                                                                     ---------------------    -----------------------
     Income  from operations   . . . . . . . . . . . . . . . . . .                 29,914                    20,985

 Other income (expense):
     Interest and investment income  . . . . . . . . . . . . . . .                  2,479                     4,285
     Interest expense  . . . . . . . . . . . . . . . . . . . . . .                (64,793)                  (57,108)
     Gain (loss) on sale of interest in NWCG   . . . . . . . . . .                    303                       (26)
     Gain on sale of WSBK-TV   . . . . . . . . . . . . . . . . . .                      -                    40,471
     Preferred stock requirements of consolidated
        subsidiary and other . . . . . . . . . . . . . . . . . . .                 (3,737)                     (995)
                                                                     ---------------------    -----------------------
          Other income (expense), net  . . . . . . . . . . . . . .                (65,748)                  (13,373)
                                                                     ---------------------    -----------------------
 Income (loss) before income taxes, minority interest and
     equity in earnings  . . . . . . . . . . . . . . . . . . . . .                (35,834)                    7,612
 Benefit (provision) for income taxes  . . . . . . . . . . . . . .                  1,159                   (35,838)
 Equity in earnings of affiliates  . . . . . . . . . . . . . . . .                  1,397                      (303)
 Minority interest in consolidated subsidiary  . . . . . . . . . .                  8,983                     7,554
                                                                     ---------------------    ------------------------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . .   $            (24,295)    $             (20,975)
                                                                     ====================     ========================






     See accompanying notes to condensed consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                           CONSOLIDATED STATEMENT OF
                     COMMON STOCKHOLDER S EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                      ADDITIONAL
                                                  COMMON               PAID-IN             ACCUMULATED
                                                  STOCK                CAPITAL               DEFICIT                TOTAL
                                          ------------------   --------------------   ------------------   ---------------------
Balance at December 31, 1995  . . . . .  $                     $           519,767   $          (562,599)  $           (42,832)
Net loss  . . . . . . . . . . . . . . .                     -                    -               (24,295)              (24,295)
Capital distribution  . . . . . . . . .                     -                  (10)                   -                    (10)

                                         -------------------   --------------------- --------------------- -----------------------
Balance at June 30, 1996  . . . . . . .  $                     $           519,757   $          (586,894)  $           (67,137)
                                         ====================  ===================== ===================== =======================





     See accompanying notes to condensed consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                       ---------------------------------------------
                                                                             1996                     1995
                                                                       ------------------      ---------------------
Cash flow from operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $            (24,295)   $          (20,975)

    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Minority interest in loss of consolidated subsidiary . . .                  (8,983)               (7,554)
         Loss (gain) on sale of interest in NWCG  . . . . . . . . .                    (303)                   30
         Gain on sale of WSBK-TV  . . . . . . . . . . . . . . . . .                       -               (40,471)
         Deferred tax provision (benefit) . . . . . . . . . . . . .                  (2,606)               26,840
         Equity in earnings of affiliates . . . . . . . . . . . . .                  (1,397)                  303
         Depreciation and amortization of intangible and
           other assets  . . . . . . . . . . . . . . . . . . . . . .                 38,207                31,298
         Television program contract rights amortization
           over(under) payments . . . . . . . . . . . . . . . . . .                    (913)                2,927
         Film cost amortization over additions  . . . . . . . . . .                   1,743                11,381
         Noncash interest expense, foreign exchange and
            compensation  . . . . . . . . . . . . . . . . . . . . .                  20,412                18,098
         (Increase) decrease in receivables and other assets    . .                     415               (27,305)
         Decrease in liabilities  . . . . . . . . . . . . . . . . .                 (22,645)              (13,955)
                                                                       ----------------------- ---------------------
           Total adjustments  . . . . . . . . . . . . . . . . . . .                  23,930                 1,592
                                                                       ----------------------- ---------------------
    Net cash used in operating activities   . . . . . . . . . . . .                    (365)              (19,383)

Cash flow from investing activities:
    Broadcast station acquisitions, net of cash acquired  . . . . .                       -              (360,084)
    Proceeds from sale of broadcast stations  . . . . . . . . . . .                       -               207,500
    Capital expenditures and equity investments   . . . . . . . . .                 (14,055)              (25,941)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     201                    33
                                                                       ----------------------- ---------------------
    Net cash used in investing activities   . . . . . . . . . . . .                 (13,854)             (178,492)
Cash flow from financing activities:
    Capital contributions (distributions)   . . . . . . . . . . . .                     (10)                6,585
    Subsidiary's issuance of preferred and common stock   . . . . .                   3,009                   992
    Issuance of debt, net of issuance and restructuring costs   . .                       -               476,000
    Repayment of debt   . . . . . . . . . . . . . . . . . . . . . .                  (4,765)             (398,104)
                                                                       ----------------------- ---------------------
    Net cash provided by (used in) financing activities   . . . . .                  (1,766)               85,473
                                                                       ----------------------- ---------------------
Net decrease in cash  . . . . . . . . . . . . . . . . . . . . . . .                 (15,985)             (112,402)

Cash balance, beginning of period . . . . . . . . . . . . . . . . .                  75,361               155,699
                                                                       ----------------------- ----------------------
Cash balance, end of period . . . . . . . . . . . . . . . . . . . .    $             59,376    $           43,297
                                                                       ======================= ======================



     See accompanying notes to condensed consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        JUNE 30,
                                                                     ------------------------------------------------
                                                                               1996                   1995
                                                                     --------------------     -----------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest  . . . . . . . . . .    $            46,432     $            37,247
Supplemental schedule of noncash investing and financing             ====================    ========================
    activities:
         Purchase of television program contract rights . . . . .    $             5,530     $             2,084
         Additions to film costs  . . . . . . . . . . . . . . . .    $            62,145     $            27,737
Argyle stations purchase:
    Fair value of assets acquired   . . . . . . . . . . . . . . .                            $           778,527
    Purchase option applied to purchase price   . . . . . . . . .                                       (100,000)
    Cash paid, net of cash received   . . . . . . . . . . . . . .                                       (360,084)
                                                                                             ------------------------
    Liabilities assumed   . . . . . . . . . . . . . . . . . . . .                            $           318,443
                                                                                             ========================




           See accompanying notes to condensed financial statements.

                          NWCG HOLDINGS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
                                 (unaudited)


1.   DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     NWCG Holdings Corporation ("Holdings" or the "Company") was formed and incorporated on June 2, 1994 by NWCG ("Parent") Holdings Corporation ("Parent"), which is a wholly-owned subsidiary of Andrews Group Incorporated ("Andrews"). Andrews subsequently contributed
     37,192,236 shares of New World Communications Group Incorporated ("NWCG") Class B Common Stock, $.01 par value to the Company. In September 1994, the Company distributed 2,682,236 of such shares to Parent in the form of a dividend. As a result of the above, the Company assumed Andrews' basis in NWCG. Assuming conversion of NWCG Series B Preferred Stock, the Company controls approximately 39.1% of NWCG's equity and approximately 77.1% of NWCG's voting power.


     INTERIM REPORTING

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of management the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the unaudited interim periods presented. Results for the interim periods presented are not necessarily indicative of the results which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995. Certain prior period amounts have been reclassified to conform to current presentation.


2.   PROPOSED MERGER WITH NEWS CORP.

     NWCG, Parent, Holdings and The News Corporation Limited, a South Australia corporation ("News Corp."), entered into a binding Memorandum of Understanding, dated as of July 17, 1996 (the "Agreement") pursuant to which (a) a subsidiary of News Corp. will merge with and into NWCG and NWCG will become a subsidiary of News Corp. (the "Merger"), and each outstanding share of common stock of NWCG (other than shares held by News Corp.) will be converted into the right to receive 1.45 American Depository Receipts ("ADRs") of News Corp., each representing four Preferred Limited Voting Ordinary Shares of News Corp. (b) News Corp.
     will purchase from Parent (i) all of the

                          NWCG HOLDINGS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
                                 (unaudited)


     shares of capital stock of NWCG owned by Parent and (ii) all of the outstanding stock of Holdings for 1.45 ADRs per share of common stock of NWCG owned in the aggregate by Parent and Holdings, reduced by the amount of certain indebtedness of Holdings, (c) News Corp. will purchase from an affiliate of Parent certain real estate consisting of an office building that serves as NWCG's headquarters in Los Angeles, California, and (d) News Corp. will assume all of the obligations of an affiliate of Parent under certain promissory notes issued in connection with the acquisition of NW Entertainment. In addition, Parent has agreed to vote, or cause to be voted, all of the shares of capital stock of NWCG beneficially owned by it or its subsidiaries in favor of the Merger and, if applicable, the other transactions contemplated by the Agreement.

     The Merger and the other transactions are conditioned on one another and the Merger is subject to certain other conditions, including regulatory approvals and the approval of the shareholders of NWCG. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied or that, as a condition to the grant of any approvals by government agencies, changes will not be required to the
     terms of the Agreement.   No effects of the proposed merger with News
     Corp. are reflected in the accompanying unaudited condensed consolidated financial statements.


3.   ACQUISITIONS, DISPOSITIONS AND PRO FORMA FINANCIAL INFORMATION

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

                          NWCG HOLDINGS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
                                 (unaudited)


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


                                                  Pro Forma Six
                                                  Months Ended
                                                  June 30, 1995
                                               ------------------

     Net revenue                               $          306,299


     Net loss                                  $          (21,957)
                                               ==================

     PENDING DISPOSITION

     In May 1996 NWCG entered into an agreement to sell substantially all of the assets of KNSD-TV (the "San Diego Station") and WVTM-TV (the "Birmingham Station") to National Broadcasting Company, Inc. ("NBC") for
     $425 million, subject to certain adjustments.   The transaction is
     subject to various closing conditions, including regulatory approval.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     As of June 30, 1996, the Company owns approximately 39.1% of the equity of NWCG and controls approximately 77.1% of its voting power, assuming the conversion of NWCG's Series B Preferred Stock. NWCG operates broadcast television stations, a television production company and filmed entertainment distribution businesses.

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes of the Company and its annual report for the year ended December 31, 1995. No effects of the proposed merger with News Corp. are reflected in the accompanying unaudited condensed consolidated financial statements (Note 2).


RESULTS OF OPERATIONS

     Three months ended June 30, 1996 Compared to 1995.   Net revenue increased
$6.1 million or 3.6% in 1996 over 1995.   The increase in broadcasting
revenue of $5.2 million is due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox
conversion.   The Company had expected the conversion to Fox to result in
an initial decline in revenues.   Production and distribution revenue
increased $.9 million or 1.6% primarily due to increases in network and cable revenues.

     Operating expenses, excluding depreciation, amortization and corporate expenses, increased $1.8 million in 1996. Television broadcasting expense increased $.8 million due to higher costs to support the increase in local programming associated with the Company's conversion of certain broadcast stations to the Fox Network offset by lower programming contract costs. Production and distribution operating expenses increased $1.0 million due primarily to amortization of production costs associated with increased production activity.

      Interest and investment income decreased $.7 million in 1996 primarily due to lower cash and short-term investment balances.

      Six months ended June 30, 1996 Compared to 1995. Net revenue increased $53.1 million or 18.8% in 1996 over 1995. The increase in broadcasting revenue of $30.6 million reflects an increase of $25.1 million for the four stations acquired on March 31, 1995 from Argyle Television Holding, Inc. ("Argyle") and an increase of $11.2 million for the eight original stations owned for both periods ("Eight Stations"), offset by a decrease of $5.7 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, net revenue increased $6.7 million due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues. Production and distribution revenue increased $22.5 million or 21.4% primarily due to increases in network and cable revenues, reflecting substantially increased production activity.

        Operating expenses, excluding depreciation, amortization and corporate expenses, increased $35.8 million in 1996. The television broadcasting expense increase of $11.9 million includes $20.2 million from the Argyle stations, offset by a decrease of $2.1 million for the Eight Stations and by a decrease of $6.2 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, operating expenses increased $1.6 million due to higher costs to support the increase in local programming associated with the Company's conversion of certain broadcast stations to the Fox Network offset by lower programming contract costs. Production and distribution operating expenses increased $23.8 million due primarily to amortization of production costs associated with increased production activity.

        Depreciation and amortization of intangible assets increased $6.9 million in 1996 due primarily to the acquisition of the Argyle stations. Corporate expenses increased $1.5 million in 1996 principally due to increased personnel and salaries.

        Interest expense increased $7.7 million as a result of higher debt balances for the acquisition of the broadcast television stations and the Entertainment Line of Credit used primarily to fund the increased production activity. Interest and investment income decreased $1.8 million in 1996 primarily due to lower cash and short-term investment balances.

        The income tax expense in 1995 resulted primarily from the recognition of income taxes on the sale of the Boston Station. The liability associated with these taxes was offset by utilization of pre-Plan Effective Date net operating losses. The utilization was reflected as a reduction of excess reorganization value.


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


NWCG

        At June 30, 1996, NWCG has total outstanding debt of $987.0 million. NWCG has limited additional borrowing capacity under its borrowing facilities. Significant expansion of NWCG's broadcasting or production segments will require additional funding not currently available to NWCG.

        NWCG plans to reduce certain of its debt with the proceeds from the
pending sales of the San Diego and Birmingham stations to NBC.   The gross
proceeds from the sale of the San Diego Station of $225 million, subject to certain adjustments, will be used to pay off the Bank Credit Agreement
Loans and to offer to repurchase all of the outstanding Step-Up Notes and a portion of the 11% Notes. There is no guarantee that the offers made to repurchase the Step-Up Notes and the 11% Notes will be accepted by all of the holders; any remaining net proceeds will be available for use by NWCG as permitted by its various debt instruments. A portion of the gross proceeds from the sale of the Birmingham Station of $200 million, subject to certain adjustments, will be used to reduce the Acquisition Credit Agreement balance.

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

        The Merger will result in a change of control under certain of NWCG's debt agreements, which will result in an event of default thereunder or give the holders of such debt the right to require NWCG to repurchase such indebtedness. No effect of a change in control is reflected in the accompanying unaudited condensed consolidated financial statements.

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

        In July and August 1996, Joseph Gorga, Brian Barry and Anthony Inguaggiato commenced separate actions on behalf of themselves and, purportedly, all other similarly situated shareholders of NWCG other than the defendants against NWCG, its directors, News Corp. and Fox Television Stations, Inc., asserting, among other things, breaches of fiduciary duty, unjust enrichment and abuse of control in connection with the transactions contemplated by the Merger and the Agreement with News Corp. These actions, pending in the Delaware Court of Chancery, have been or will be consolidated under the caption In re New World Communications
Group Incorporated Shareholders Litigation, C.A. No. 15110.  The
consolidated actions seek equitable relief and damages, including an
injunction against the Merger.   NWCG believes that the consolidated
actions are entirely without merit and intends to contest them vigorously.

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


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

         10.1 Third Amendment, dated as of June 29, 1996, to the Credit Agreement, dated as of September 29, 1994, by and among NW Acquisition, the financial institutions from time to time parties thereto, the Co-Agents named therein, the Managing Agents named therein, The Chase Manhattan Bank (as successor by merger to the Chase Manhattan Bank, N.A.), as Documentation Agent, and the Chase Manhattan Bank (formerly named
                 Chemical Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 of the New World Communications Group Incorporated Form 10-Q for the quarter ended June 30,
                 1996).


        27       Financial Data Schedule (for SEC use only).

(b)     Reports filed on Form 8-K:
                 May 22, 1996 (Items 5 and 7).
                 July 17, 1996 (Items 1 and 7).

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NWCG HOLDINGS CORPORATION
                                     (Registrant)





                               By:  /s/ Joseph P. Page
                                    --------------------------
                                        Joseph P. Page
                                        Vice President and
                                        Chief Financial Officer





Dated: August 12, 1996

                                 EXHIBIT INDEX



Exhibit No.            Description

10.1 Third Amendment, dated as of June 29, 1996, to the Credit Agreement, dated as of September 29, 1994, by and among NW Acquisition, the financial institutions from time to time parties thereto, the Co-Agents named therein, the ManagingAgents named therein, The Chase Manhattan Bank (as successor by merger to the Chase Manhattan Bank, N.A.), as Documentation Agent, and the Chase Manhattan Bank (formerly named Chemical Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 of the New World Communications Group Incorporated Form 10-Q for the quarter ended June 30,
                       1996).

27                     Financial Data Schedule (for SEC use only).