Form 10-Q
period 1996-09-30
NWCG HOLDINGS CORP
filed 1996-11-14
CIK 927805

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

                               SEPTEMBER 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

AS OF NOVEMBER 12, 1996 THE REGISTRANT HAD 100 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, ALL OF WHICH WERE INDIRECTLY HELD BY ANDREWS GROUP INCORPORATED.

===============================================================================

                            NWCG HOLDINGS CORPORATION



                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----
Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheet
                    September 30, 1996 and December 31, 1995..................................       I-1

                Condensed Consolidated Statement of Operations
                    Three months ended September 30, 1996 and 1995............................       I-2

                Condensed Consolidated Statement of Operations
                    Nine Months Ended September 30, 1996 and 1995.............................       I-3

                Consolidated Statement of Stockholder's Equity (Deficit) .....................       I-4

                Condensed Consolidated Statement of Cash Flows
                    Nine Months Ended September 30, 1996 and 1995.............................       I-5

                Notes to Condensed Consolidated Financial Statements..........................       I-7

Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................      I-13

                           PART II. OTHER INFORMATION

                                                                                                    Page
                                                                                                    ----
Item 1.         Legal Proceedings.............................................................      II-1

Item 2.         Changes in Securities.........................................................      II-1

Item 3.         Defaults Upon Senior Securities...............................................      II-1

Item 4.         Submission of Matters to a Vote of Security-Holders...........................      II-2

Item 5.         Other Information.............................................................      II-2

Item 6.         Exhibits and Reports on Form 8-K..............................................      II-2

                Signatures....................................................................      II-3

                            NWCG HOLDINGS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                     1996                   1995

                                                                              -------------------    -------------------
                                                                                 (UNAUDITED)
                                 ASSETS
Current assets:
     Cash  .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .   $          141,798     $            75,361
     Receivables  .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .              168,953                 175,210
     Television program contract rights.   .  .   .  .   .  .   .  .   .               31,992                  23,735
     Film costs   .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .               70,837                  83,761
     Prepaid expenses.   .   .  .   .  .   .  .   .  .   .  .   .  .   .                4,783                   3,876
     Deferred income taxes   .  .   .  .   .  .   .  .   .  .   .  .   .                4,410                   4,410
                                                                           ------------------     -------------------
         Total current assets   .   .  .   .  .   .  .   .   .  .  .   .              422,773                 366,353
Property, plant and equipment.  .   .  .   .  .   .  .   .  .   .  .   .              201,450                 213,059
Long-term receivables .  .   .  .   .  .   .  .   .  .   .  .   .  .                   11,890                  22,819
Television program contract rights  .  .   .  .   .  .   .  .   .  .   .                6,546                   5,419
Film costs .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .               49,572                  35,393
Intangible assets .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .            1,360,677               1,508,870
Equity investments    .  .   .  .   .  .   .  .   .  .   .  .   .  .   .               39,624                  36,549
Other assets      .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .               36,478                  34,076
Assets held for sale  .  .   .  .   .  .   .  .   .  .   .  .   .  .   .                    -                  16,727
                                                                           ------------------     -------------------
                                                                           $        2,129,010     $         2,239,265
                                                                           ==================     ===================
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable and accrued expenses .  .   .  .   .  .   .  .   .   $           79,455     $            82,553
     Television program contracts payable  .  .   .  .   .  .   .  .   .               33,404                  26,872
     Deferred income  .  .   .  .   .  .   .  .   .  .   .  .   .  .   .               25,097                  35,532
     Participations and residuals payable  .  .   .  .   .  .   .  .   .               47,753                  43,434
     Current portion of long-term debt and notes payable .  .   .  .   .               36,467                  32,069
                                                                           ------------------     -------------------
         Total current liabilities. .  .   .  .   .  .   .  .   .  .   .              222,176                 220,460
Non-current television program contracts payable. .  .   .  .   .  .                    9,678                   7,448
Long-term debt    .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .            1,143,705               1,237,511
Other non-current liabilities   .   .  .   .  .   .  .   .  .   .  .   .               22,575                  26,257
Participations and residuals payable   .   .  .   .  .   .  .   .  .   .                7,859                  23,908
Deferred tax credits  .  .   .  .   .  .   .  .   .  .   .  .   .  .   .               89,424                  77,510
Minority interest .   .  .   .  .   .  .   .  .   .  .   .  .   .  .   .              386,322                 353,692
Subsidiary's redeemable preferred stock    .  .   .  .   .  .   .  .   .              311,551                 335,311
Commitments and contingencies
Stockholder's equity:
     Preferred stock, $.01 par value, 1,000 shares authorized, none
       issued or outstanding .  .   .  .   .  .   .  .   .  .   .  .   .                    -                       -
     Common stock, $.01 par value, 1,000 shares authorized, 100 shares
           issued and outstanding   .   .  .   .  .   .  .   .  .   .  .
     Additional paid-in capital .   .  .   .  .   .  .   .  .   .  .   .              519,782                 519,767
     Accumulated deficit .   .  .   .  .   .  .   .  .   .  .   .  .   .             (584,062)               (562,599)
                                                                           ------------------     -------------------
         Total stockholder's equity (deficit).    .  .   .  .   .  .   .              (64,280)                (42,832)
                                                                           ------------------     -------------------
                                                                           $        2,129,010     $         2,239,265
                                                                           ==================     ===================


    See accompanying notes to condensed consolidated financial statements.

                            NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,

                                                                        -------------------------------------------------
                                                                                   1996                      1995
                                                                        ----------------------    ----------------------
Net revenue:
     Broadcasting .   .  .   .  .   .  .   .  .   .  .   .  .   .       $              96,339     $              90,605
     Television production and distribution   .   .  .   .  .                          46,592                    47,889
                                                                        ---------------------     ---------------------
                                                                                      142,931                   138,494
Operating expenses:
     Direct costs-
         Broadcasting .  .   .  .   .  .   .  .   .  .   .  .   .                      44,597                    45,690
         Television production and distribution   .  .   .  .   .                      41,030                    37,773
     Selling, general and administrative-
         Broadcasting    .   .  .   .  .   .  .   .  .   .  .   .                      21,456                    20,906
         Television production and distribution   .  .   .  .   .                      11,056                    10,519
Depreciation and amortization of intangible assets.  .   .  .   .                      19,116                    16,507
Corporate expenses    .  .   .  .   .  .   .  .   .  .   .  .   .                       6,789                     6,296
                                                                        ---------------------     ---------------------
     Income (loss) from operations  .  .   .  .   .  .   .  .   .                      (1,113)                      803
Other income (expense):
     Interest and investment income .  .   .  .   .  .   .  .   .                       2,048                     2,028
     Interest expense .  .   .  .   .  .   .  .   .  .   .  .   .                     (32,505)                  (31,580)
     Gain on sale of interest in NWCG  .   .  .   .  .   .  .   .                       3,165                       390
     Gain on sale of broadcast television station .  .   .  .   .                     103,227                         -
     Merger costs .   .  .   .  .   .  .   .  .   .  .   .  .   .                      (3,026)                        -
     Preferred stock requirements of consolidated
         subsidiary and other.  .   .  .   .  .   .  .   .  .   .                      (1,768)                   (1,749)
                                                                        ---------------------     ---------------------
         Other income (expense), net   .   .  .   .  .   .  .   .                      71,141                   (30,911)
                                                                        ---------------------     ---------------------
Income (loss) before income taxes, minority interest and
     equity in earnings  .   .  .   .  .   .  .   .  .   .  .   .                      70,028                   (30,108)
Benefit (provision) for income taxes   .   .  .   .  .   .  .                         (52,867)                    1,618
Equity in earnings of affiliates    .  .   .  .   .  .   .  .   .                       1,418                      (152)
Minority interest in consolidated subsidiary  .   .  .   .  .                         (15,747)                   12,426
                                                                        ---------------------     ---------------------
         Net income (loss)   .  .   .  .   .  .   .  .   .  .   .       $               2,832     $             (16,216)
                                                                        =====================     =====================







     See accompanying notes to condensed consolidated financial statements.

                            NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                        ------------------------------------------------
                                                                                   1996                      1995
                                                                        -------------------------    -------------------
Net revenue:
     Broadcasting .   .  .   .  .   .  .   .  .   .  .   .  .   .       $             304,481     $             268,124
     Television production and distribution   .   .  .   .  .   .                     173,924                   152,782
                                                                        ---------------------     ---------------------
                                                                                      478,405                   420,906
Operating expenses:
     Direct costs-
         Broadcasting .  .   .  .   .  .   .  .   .  .   .  .   .                     132,158                   128,029
         Television production and distribution   .  .   .  .   .                     145,691                   121,525
     Selling, general and administrative-
         Broadcasting    .   .  .   .  .   .  .   .  .   .  .   .                      64,952                    57,709
         Television production and distribution   .  .   .  .   .                      32,342                    28,866
Depreciation and amortization of intangible assets.  .   .  .   .                      57,323                    47,805
Corporate expenses    .  .   .  .   .  .   .  .   .  .   .  .   .                      17,138                    15,184
                                                                        ---------------------     ---------------------
     Income  from operations    .   .  .   .  .   .  .   .  .   .                      28,801                    21,788
Other income (expense):
     Interest and investment income .  .   .  .   .  .   .  .   .                       4,527                     6,313
     Interest expense .  .   .  .   .  .   .  .   .  .   .  .   .                     (97,298)                  (88,688)
     Gain on sale of interest in NWCG  .   .  .   .  .   .  .   .                       3,468                       364
     Gain on sale of broadcast television stations.  .   .  .   .                     103,227                    40,471
     Merger costs .   .  .   .  .   .  .   .  .   .  .   .  .   .                      (3,026)                        -
     Preferred stock requirements of consolidated
         subsidiary and other.  .   .  .   .  .   .  .   .  .   .                      (5,505)                   (2,744)
                                                                        ---------------------     ---------------------
         Other income (expense), net   .   .  .   .  .   .  .   .                       5,393                   (44,284)
                                                                        ---------------------     ---------------------
Income (loss) before income taxes, minority interest and
     equity in earnings  .   .  .   .  .   .  .   .  .   .  .   .                      34,194                   (22,496)
Provision for income taxes   .  .   .  .   .  .   .  .   .  .   .                     (51,708)                  (34,220)
Equity in earnings of affiliates    .  .   .  .   .  .   .  .   .                       2,815                      (455)
Minority interest in consolidated subsidiary  .   .  .   .  .   .                      (6,764)                   19,980
                                                                        ---------------------     ---------------------
         Net loss .   .  .   .  .   .  .   .  .   .  .   .  .   .       $             (21,463)    $             (37,191)
                                                                        =====================     =====================







     See accompanying notes to condensed consolidated financial statements.

                            NWCG HOLDINGS CORPORATION

                            CONSOLIDATED STATEMENT OF
                      COMMON STOCKHOLDER'S EQUITY (DEFICIT)

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        ADDITIONAL
                                                   COMMON                PAID-IN              ACCUMULATED
                                                    STOCK                CAPITAL                DEFICIT               TOTAL
                                              ------------------    -------------------    ------------------ ---------------------
Balance at December 31, 1995. . . .       $                      $           519,767    $          (562,599)  $            (42,832)
Net loss. . . . . . . . . . . . . .                           -                    -                (21,463)               (21,463)
Capital contributions . . . . . . .                           -                   15                     -                      15

                                          ---------------------  -------------------    -------------------   --------------------
Balance at September 30, 1996 . . .       $                      $           519,782    $          (584,062)  $            (64,280)
                                          =====================  ===================    ===================   ====================













    See accompanying notes to condensed consolidated financial statements.

                            NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,

                                                                      --------------------- -- --------------------
                                                                                   1996               1995
                                                                      ---------------------    --------------------
Cash flow from operating activities:
     Net loss     .   .  .   .  .   .  .   .  .  .   .  .   .   .     $          (21,463)      $          (37,191)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Minority interest in earnings (loss) of consolidated
           subsidiary .  .   .  .   .  .   .  .  .   .  .   .   .                  6,764                  (19,980)
         Gain on sale of interest in NWCG  .  .   .  .  .   .   .                 (3,468)                    (364)
         Gain on sale of broadcast television stations  .   .   .               (103,227)                 (40,471)
         Deferred tax provision .   .  .   .  .   .  .  .   .   .                 39,482                   24,620
         Equity in earnings of affiliates  .  .   .  .  .   .   .                 (2,815)                     455
         Depreciation and amortization of intangible and.   .   .
           other assets  .   .  .   .  .   .  .  .   .  .   .   .                 57,323                   47,805
         Television program contract rights amortization
           over(under) payments .   .  .  .   .  .   .  .   .   .                   (721)                   4,007
         Film cost amortization over additions    .  .  .   .   .                   (429)                  (9,012)
         Noncash interest expense, foreign exchange and
           compensation   .  .  .   .  .   .  .  .   .  .   .   .                 31,338                   26,704
         (Increase) decrease in receivables and other assets    .                  6,312                  (25,879)
         Increase (decrease) in liabilities   .   .  .  .   .   .                (27,360)                  10,769
                                                                      ------------------       ------------------
            Total adjustments.  .   .  .   .  .  .   .  .   .   .                  3,199                   18,654
                                                                      ------------------       ------------------
     Net cash used in operating activities .  .  .   .  .   .   .                (18,264)                 (18,537)
Cash flow from investing activities:
     Broadcast station acquisitions, net of cash acquired   .   .                      -                 (360,084)
     Proceeds from sale of broadcast stations .  .   .  .   .   .                200,000                  207,500
     Capital expenditures, equity investments, and other.   .   .                (19,451)                 (34,698)
                                                                      ------------------       ------------------
     Net cash provided by (used in) investing activities.   .   .                180,549                 (187,282)
Cash flow from financing activities:
     Capital contributions   .  .   .  .   .  .  .   .  .   .   .                     15                        -
     Subsidiary's issuance of preferred and common stock.   .   .                  5,234                   64,734
     Issuance of debt, net of issuance and restructuring costs  .                      -                  482,429
     Repayment of debt   .   .  .   .  .   .  .  .   .  .   .   .               (101,097)                (400,267)
                                                                      ------------------       ------------------
     Net cash provided by (used in) financing activities.   .   .                (95,848)                 146,896
                                                                      ------------------       ------------------
Net increase (decrease) in cash .   .  .   .  .  .   .  .   .   .                 66,437                  (58,923)
Cash balance, beginning of period   .  .   .  .  .   .  .   .   .                 75,361                  155,699
                                                                      ------------------       ------------------
Cash balance, end of period  .  .   .  .   .  .  .   .  .   .   .     $          141,798       $           96,776
                                                                      ==================       ==================



     See accompanying notes to condensed consolidated financial statements.

                            NWCG HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          1996                    1995
                                                                   -----------------       ------------------
Supplemental disclosures of cash flow information:

     Cash paid during the period for interest .  .  .  .  .        $          78,162       $           69,073
                                                                   =================       ==================

Supplemental schedule of noncash investing and financing activities:

         Purchase of television program contract rights.  .        $          37,063       $           32,934
                                                                   =================       ==================
         Additions to film costs  .  .  .  .  .  .  .  .  .        $          93,771       $           64,713
                                                                   =================       ==================
         Capital Contribution  .  .  .  .  .  .  .  .  .  .        $               -       $            9,393
                                                                   =================       ==================
         Non-cash reduction in note payable.  .  .  .  .  .        $          16,727       $           23,702
                                                                   =================       ==================

Argyle stations purchase:

     Fair value of assets acquired.  .  .  .  .  .  .  .  .                                $          778,527
     Purchase option applied to purchase price.  .  .  .  .                                          (100,000)
     Cash paid, net of cash received .  .  .  .  .  .  .  .                                          (360,084)
                                                                                           ------------------
     Liabilities assumed .  .  .  .  .  .  .  .  .  .  .  .                                $          318,443
                                                                                           ==================

Cannell Purchase:
     Fair value of assets acquired  .  .   .  .  .  .  .  .                                $           37,643
     NWCG preferred stock issued  .  .  .  .  .  .  .  .  .                                           (30,000)
                                                                                           ------------------
     Liabilities assumed .  .  .  .  .  .  .  .  .  .  .  .                                $            7,643
                                                                                           ==================









           See accompanying notes to condensed financial statements.

                            NWCG HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)


1.    DESCRIPTION OF NWCG AND SIGNIFICANT ACCOUNTING POLICIES

      NWCG Holdings Corporation ("Holdings" or the "Company") was formed and incorporated on June 2, 1994 by NWCG (Parent) Holdings Corporation ("NWCG Parent"), which is a wholly-owned subsidiary of Andrews Group Incorporated ("Andrews"). Andrews subsequently contributed 37,192,236 shares of New World Communications Group Incorporated ("NWCG") Class B Common Stock, $.01 par value to the Company. In September 1994, the Company distributed 2,682,236 of such shares to NWCG Parent in the form of a dividend. As a result of the above, the Company assumed Andrews' basis in NWCG. Assuming conversion of NWCG Series B Preferred Stock, the Company controls approximately 37.9% of NWCG's equity and approximately 79.6% of NWCG's voting power.

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

2.     PROPOSED MERGER WITH NEWS CORP.

       The Company, NWCG Parent, NWCG, and The News Corporation Limited, a South Australia corporation ("News Corp."), entered into a binding Memorandum of Understanding, dated as of July 17, 1996 (the "Agreement"). The Agreement provided that the parties thereto may execute definitive agreements to consummate the transactions contemplated by the Agreement. On September 24, 1996, the parties entered into definitive agreements in furtherance of the transactions contemplated by the Agreement.

                            NWCG HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)


       Fox Television Stations, Inc. ("Fox"), a corporation in which News Corp. has an indirect interest, will acquire all of the shares of Common Stock of NWCG (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary or as to which dissenters' rights are properly exercised) ("Common Stock") and NWCG will become a subsidiary of Fox. The term "News Corp. Subsidiary" means any subsidiary of News Corp., Twentieth Holdings Corporation, a Delaware corporation in which News Corp. has an indirect interest ("THC"), or any other subsidiary of THC, including Fox. Immediately prior to the time (the "Effective Time") the certificate of merger relating to the Merger, filed with the Secretary of State of Delaware, becomes effective pursuant to the General Corporation Law of the State of Delaware (the "DGCL"), Fox will purchase (the "Stock Purchase") from NWCG Parent, pursuant to the Stock Purchase Agreement, 2,682,236 shares of NWCG Class B Common Stock ("Class B Common Stock") owned by NWCG Parent and all of the outstanding shares of capital stock of the Company, a Delaware corporation and a wholly owned subsidiary of NWCG Parent ("NWCG Holdings"). NWCG Parent and the Company are affiliates of Mafco Holdings Inc., a Delaware corporation ("Mafco"), which is wholly owned by Mr. Ronald O. Perelman, the Chairman of the Board of Directors of NWCG. The principal asset of the Company consists of 34,510,000 shares of Class B Common Stock. As of September 30, 1996, NWCG Parent and the Company owned, in the aggregate, 37,192,236 shares of Class B Common Stock, representing approximately 52% of the outstanding Common Stock and approximately 90% of the outstanding voting power of the outstanding Common Stock. The consideration for such purchase will be 1.45 American Depository Shares of News Corp. ("ADSs"), each of which represents four fully-paid and non-assessable Preferred Limited Voting Ordinary Shares of A$.50 each of News Corp., for each share of Common Stock directly or indirectly acquired by Fox, with the aggregate number of ADSs issued to NWCG Parent reduced to approximate the accreted amount of certain indebtedness of the Company outstanding as of the Effective Time. Pursuant to the Merger Agreement, (a) each outstanding share of Common Stock (other than any shares owned, directly or indirectly, owned by News Corp. or any News Corp. Subsidiary, including the shares purchased pursuant to the Stock Purchase Agreement, and any shares of Class B Common Stock as to which dissenters' rights are properly exercised) will be converted into the right to receive 1.45 (the "Exchange Ratio") ADSs;
       (b) pursuant to the DGCL, conversion of the shares of NWCG Series A Preferred Stock ("Series A Preferred Stock") into ADSs pursuant to the Merger Agreement requires the approval of the Merger Proposal by a majority of the issued and outstanding shares of Series A Preferred Stock (the "Series A Approval"); if the Series A Approval is obtained, each issued and outstanding share of Series A Preferred Stock (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary and any shares as to which dissenters' rights are properly exercised) will be

                            NWCG HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)


      converted into the right to receive the number of ADSs equal to the product of (i) 1.45 times (ii) the number of shares of Class B Common Stock that a holder of such share of Series A Preferred Stock would have received if such share of Series A Preferred Stock had been converted into shares of Class B Common Stock immediately prior to the Effective Time; and (c) pursuant to the DGCL, conversion of the shares of NWCG Series E Preferred Stock ("Series E Preferred Stock") into ADSs pursuant to the Merger Agreement requires the approval of the Merger Proposal by a majority of the issued and outstanding shares of Series E Preferred Stock (the "Series E Approval"); if the Series E Approval is obtained, each issued and outstanding share of Series E Preferred Stock (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary and any shares as to which dissenters' rights are properly exercised) will be converted into the right to receive the number of ADSs equal to the product of (i) 1.45 times (ii) the number of shares of Class A Common Stock that a holder of such share of Series E Preferred Stock would have received if such share of Series E Preferred Stock had been converted into shares of Class A Common Stock immediately prior to the Effective Time. The transactions contemplated by the Merger Agreement and the Stock Purchase Agreement are referred to herein as the "Transaction."

      Pursuant to a Voting Agreement, dated as of September 24, 1996, among Fox, NWCG Parent and the Company (the "NWCG Parent Voting Agreement"), NWCG Parent and the Company agreed to vote for the Merger Proposal. Accordingly, approval of the Merger Proposal is assured regardless of the vote of any other stockholder of NWCG. In addition, pursuant to a Voting Agreement, dated as of September 24, 1996, among Apollo Advisors, L.P. ("Apollo"), News Corp. and Fox (the "Apollo Voting Agreement"), Apollo agreed, with respect to itself and its affiliates, as the sole holder of the issued and outstanding shares of Series A Preferred Stock, to vote, or cause to be voted, any shares of NWCG capital stock owned as of the Record Date for the Merger Proposal. As of September 30, 1996, Apollo and its affiliates owned all of the issued and outstanding shares of Series A Preferred Stock. Accordingly, receipt of the Series A Approval is assured.

      Affiliates of Mafco have also entered into certain other agreements in connection with the Transaction. Pursuant to a Purchase and Sale Agreement, dated as of September 24, 1996, between 1440 Sepulveda Limited Partnership, a California limited partnership (the "1440 Partnership"), and Fox (the "Real Estate Agreement"), Fox agreed to purchase (the "Real Estate Purchase") the land, building and related improvements where New World's principal Los Angeles office is located (the "Real Property"). The aggregate purchase price to be paid by Fox under the Real Estate Agreement is $50 million. Pursuant to the Assignment and Assumption Agreement, dated as of September 24, 1996, between Four

                            NWCG HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)


       Star Holdings Corp., a Delaware corporation and an affiliate of Mafco ("Four Star Holdings"), and Fox (the "Four Star Agreement"), Fox agreed to assume an aggregate of $46.2 million principal amount of debt of Four Star Holdings. The liabilities represented by the Four Star Notes (as defined herein) were retained by Four Star Holdings at the time of the 1994 reorganization of NWCG that included the transfer by an affiliate of Mafco of New World Entertainment Ltd., a Delaware corporation ("NW Entertainment"), to NWCG. Pursuant to a Guaranty, dated as of September 24, 1996, Mafco has agreed to guarantee the payment and performance of certain obligations of its affiliates pursuant to the Stock Purchase Agreement, the NWCG Parent Voting Agreement, the Real Estate Agreement and the Four Star Agreement. Similarly, News Corp. has entered into a Guaranty, dated as of September 24, 1996, pursuant to which News Corp. has agreed to guarantee the payment and performance by Fox of its obligations pursuant to the Merger Agreement, the Stock Purchase Agreement (including the registration rights agreement attached, thereto), the NWCG Parent Voting Agreement, the Real Estate Agreement and the Four Star Agreement.

       The consummation of the transactions contemplated by the Real Estate Agreement is conditioned upon the satisfaction or waiver of all conditions of the Merger other than consummation of the Real Estate Purchase. The consummation of the transactions contemplated by the Four Star Agreement is similarly conditioned upon satisfaction or waiver of all conditions to the Merger other than those relating to the Four Star Agreement. The consummation of the transactions contemplated by the Stock Purchase Agreement is conditioned upon, among other things, satisfaction or waiver of all conditions to the Merger (including the Real Estate Purchase and the consummation of the transactions contemplated by the Four Star Agreement), other than the Stock Purchase.

       The Merger and the other transactions are conditioned on one another and the Merger is subject to certain other conditions, including regulatory approvals and the approval of the shareholders of NWCG. On November 7, 1996, the FCC issued an order, subject to finality, granting approval of the Merger and the Stock Purchase Agreement. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied. No effects of the proposed merger with News Corp. are reflected in the accompanying unaudited condensed consolidated financial statements.

                            NWCG HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)


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

       NBC STATIONS

       In May 1996 NWCG entered into an agreement to sell substantially all of the assets of KNSD-TV (the "San Diego Station") and WVTM-TV (the "Birmingham Station") to National Broadcasting Company, Inc. ("NBC") for $425 million, subject to certain adjustments. The Birmingham Station sale was completed in August 1996 for $200 million, adjusted for working capital. The San Diego Station sale is expected to be

                            NWCG HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)

       completed in the fourth quarter of 1996 and is subject to various closing conditions including regulatory approval which was granted on November 7, 1996.

      PRO FORMA FINANCIAL INFORMATION

       For the nine months ended September 30, 1995, the following condensed pro forma financial information gives effect to, as of January 1, 1995, the purchase of the four Argyle stations, the sale of the Boston Station, the sale of the Birmingham Station, borrowings necessary to fund the acquisition, repayment of a portion of NW Television's and NWC Acquisition's debt and the issuance of preferred stock. For the nine months ended September 30, 1996, the following condensed pro forma financial information gives effect to, as of January 1, 1996, the sale of the Birmingham Station and the repayment of a portion of NWC Acquisition's debt. The pro forma financial information does not necessarily reflect the future results or the results that would have occurred had these transactions actually occurred on the indicated dates (in thousands, except per share).

                                                              Pro Forma Nine            Pro Forma Nine
                                                               Months Ended              Months Ended
                                                            September 30, 1996        September 30, 1995
                                                           ---------------------     ---------------------
         Net revenue                                       $        464,906          $        430,606

         Net loss                                          $        (36,630)         $        (39,039)
                                                           =====================     =====================



4.     INCOME TAXES

       Income tax expense resulted primarily from the recognition of income taxes on the sale of WSBK-TV in 1995 and WVTM-TV in 1996 due to the lower historical tax basis of the stations' net assets. The liability associated with these taxes will be offset by utilization of net operating losses. The reduction of the valuation allowance associated with the net operating losses has been reflected as a reduction of excess reorganization value and goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates broadcast television stations, a television production company and filmed entertainment distribution businesses.

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

RESULTS OF OPERATIONS

         Three months ended September 30, 1996 Compared to 1995. Net revenue increased $4.4 million or 3.2% in 1996 over 1995. The increase in broadcasting revenue of $5.7 million is due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion offset by the effect of the sale of the Birmingham Station. The Company had expected the conversion to Fox to result in an initial decline in revenues. Pending the Merger, the Company agreed not to commence production of new programming; therefore, the Company expects production and distribution revenue to continue to decline. Production and distribution revenue decreased $1.3 million or 2.7% primarily due to a slow down in domestic syndication activity.

         Operating expenses, excluding depreciation, amortization and corporate expenses, increased $3.3 million in 1996 primarily due to film cost amortization.

         Depreciation and amortization expense increased $2.6 million primarily due to broadcast equipment purchases.

         In August 1996, the Company completed the sale of WVTM-TV (the "Birmingham Station") to NBC. The Company used $95 million of the net proceeds to pay down NWC Acquisition debt.

         Merger costs represent costs incurred by the Company in connection with the Merger. The majority of the merger costs reflect the cost to terminate the production of "Lovelines", a television show scheduled for broadcast commencing in the third quarter, including the write-off of the production costs. In the event the Merger is not completed, other than by reason of the Company's breach of the Merger Agreement, Fox has agreed to reimburse the Company for all costs directly related to the production of, termination of and distribution of "Lovelines" plus $15 million.

         The provision for income tax in 1996 primarily reflects the effect of the sale of the Birmingham Station.

         Nine Months Ended September 30, 1996 Compared to 1995. Net revenue increased $57.5 million or 13.7% in 1996 over 1995. The increase in broadcasting revenue of $36.4 million reflects an increase of $23.6 million for the four stations acquired on March 31, 1995 from Argyle Television Holding, Inc. ("Argyle"), net of the effect of the sale of WVTM-TV in August 1996, and an increase of $18.5 million for the eight original stations owned for both periods ("Eight Stations"), offset by a decrease of $5.7 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, net revenue increased $13.2 million due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues. Production and distribution revenue increased $21.1 million or 13.8% primarily due to increases in network and cable revenues, reflecting substantially increased production activity during the first and second quarters of 1996.

         Operating expenses, excluding depreciation, amortization and corporate expenses, increased $39.0 million in 1996. The television broadcasting expense increase of $11.4 million includes $18.8 million from the Argyle stations, net of the effect of the sale of WVTM-TV in August 1996, offset by a decrease of $1.2 million for the Eight Stations and by a decrease of $6.2 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, operating expenses increased $.8 million due to higher costs to support the increase in local programming associated with the Company's conversion of certain broadcast stations to the Fox Network offset by lower programming contract costs. Production and distribution operating expenses increased $27.6 million due primarily to amortization of production costs associated with increased production activity in the first and second quarters of 1996.

         Depreciation and amortization of intangible assets increased $9.5 million in 1996 due primarily to the acquisition of the Argyle stations. Corporate expenses increased $2.0 million in 1996 principally due to increased personnel and salaries.

         Interest expense increased $8.6 million as a result of higher debt balances for the acquisition of the broadcast television stations, the Entertainment Line of Credit used primarily to fund the increased production activity and the Discount Notes.

         The 1996 gain on sale of broadcast television stations reflects the sale of the Birmingham Station whereas the 1995 gain results from the March 1995 sale of WSBK-TV (Boston).

         Merger costs represent costs incurred by the Company in connection with the Merger. The majority of the merger costs reflect the cost to terminate the production of "Lovelines" including the write-off of the production costs. In the event the Merger is not completed, other than by reason of the Company's breach of the Merger Agreement, Fox has agreed to reimburse the Company for all costs directly related to the production of, termination of and distribution of "Lovelines" plus $15 million.

         Interest and investment income decreased $1.8 million in 1996 primarily due to lower cash and short-term investment balances.

         The provision for income tax results primarily from the recognition of income taxes on the sale of the broadcast television stations.

LIQUIDITY AND CAPITAL RESOURCES

         The Merger will result in a change of control under certain of the Company's debt agreements, which will result in an event of default thereunder or give the holders of such debt the right to require the Company to repurchase such indebtedness. No effect of a change in control is reflected in the accompanying unaudited condensed consolidated financial statements.

Holdings' Discount Notes

         Holdings is a holding company with no business operations or source of income of its own other than its interest in NWCG. The Company's ability to repay the Discount Notes at maturity will be dependent on the value of the Security Shares, and dividends and distributions, if any, related to the Security Shares. NWCG or other affiliated entities are not required to declare dividends or make distributions to Holdings. Holdings currently anticipates that in order to make required payments under the Discount Notes, Holdings will be required to adopt one or more alternatives, such as borrowing funds, selling equity securities or seeking capital contributions or loans from Andrews or other affiliates. None of Holdings' affiliates will be required to make any such capital contributions or loans, and there can be no assurance that any of the foregoing alternatives could be effected on satisfactory terms or would be permitted by the terms of the Discount Notes, other agreements or any future financing arrangements entered into by NWCG or its subsidiaries or Holdings' affiliates. The following discussion relates to NWCG and its liquidity and capital resources.

NWCG

         At September 30, 1996, NWCG has total outstanding debt of $890.6 million and a cash balance of $141.8 million. NWCG has limited additional borrowing capacity under its borrowing facilities. Significant expansion of NWCG's broadcasting or production segments will require additional funding not currently available to NWCG.

         NWCG plans to reduce certain of its debt with the proceeds from the pending sale of the San Diego Station to NBC. The gross proceeds from the sale of the San Diego Station of $225 million, subject to certain adjustments, will be used to pay off the Bank Credit Agreement Loans and to offer to repurchase all of the outstanding Step-Up Notes and a portion of the 11% Notes. There is no guarantee that the offers made to repurchase the Step-Up Notes and the 11% Notes will be accepted by all of the holders; any remaining net proceeds will be available for use by NWCG as permitted by its various debt instruments. NWCG used $95 million of the net proceeds from the sale of the Birmingham Station to reduce the Acquisition Credit Agreement balance.

         Pending the anticipated closing of the Merger in the first quarter of 1997, NWCG believes it has sufficient Working Capital on hand or available from operations and the proceeds from the sale of KNSD-TV (San Diego) to meet its needs. Should the Merger be substantially delayed or not occur at all, NWCG currently anticipates that any other necessary financing may be obtained through restructuring or refinancing outstanding capitalization or possibly through additional equity or debt financings or additional bank credit arrangements. Should such additional sources of financing be needed to fund acquisitions or operations and not be obtainable, NWCG's liquidity would be severely adversely affected. There can be no assurance that any of such actions could be effected on satisfactory terms, that they would enable NWCG to continue to satisfy NWCG's capital requirements or that they would be permitted by the terms of existing or future debt agreements.

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

         In July and August 1996, Joseph Gorga, Brian Barry and Anthony Inguaggiato commenced separate actions on behalf of themselves and, purportedly, all other similarly situated shareholders of NWCG other than the defendants against NWCG, its directors, News Corp. and Fox Television Stations, Inc., asserting, among other things, breaches of fiduciary duty, unjust enrichment and abuse of control in connection with the transactions contemplated by the Merger and the Agreement with News Corp. These actions, pending in the Delaware Court of Chancery, have been or will be consolidated under the caption In re New World Communications Group Incorporated Shareholders Litigation, C.A. No. 15110. The consolidated actions seek equitable relief and damages, including an injunction against the Merger. NWCG believes that the consolidated actions are without merit and intends to contest them vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27       Financial Data Schedule (for SEC use only).

         (b)      Reports filed on Form 8-K:
                           May 22, 1996 (Items 5 and 7).
                           July 17, 1996 (Items 1 and 7).
                           August 29, 1996 (Items 2 and 7)
                           October 7, 1996 (Items 1 and 7).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NWCG HOLDINGS CORPORATION
                                      (Registrant)

                                 By:    /s/ Laurence Winoker
                                    -------------------------------------
                                               Laurence Winoker
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Dated: November 13, 1996

                                  EXHIBIT INDEX

Exhibit No.            Description

27                     Financial Data Schedule (for SEC use only).