Form 10-K405
period 1996-12-31
NWCG HOLDINGS CORP
filed 1997-03-31
CIK 927805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ----------
                                   FORM 10-K
(MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM                 TO

                                  ----------
                         COMMISSION FILE NUMBER 0-23592
                                  ----------

                           NWCG HOLDINGS CORPORATION
             (Exact name of Registrant as specified in its charter)

         DELAWARE                    13-3771996                    90025
(State or other jurisdiction of   (I.R.S. Employer               (Zip Code)
incorporation or organization)    Identification No.)

                             1999 SOUTH BUNDY DRIVE
                            LOS ANGELES, CALIFORNIA
                    (Address of Principal Executive Offices)

                                 (310) 584-2000
              (Registrant's telephone number, including area code)
                                  ----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
  TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           NONE                                    NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   No voting stock of the Registrant was held by non-affiliates. As of March 14, 1997, the Registrant was a wholly owned subsidiary of Fox Television Stations, Inc..

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  / /   No /X/

                                  ----------

   As of March 14, 1997, the Registrant had 100 shares of common stock, par value $.01 per share outstanding.

                                  ----------

================================================================================

                           NWCG HOLDINGS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.    Business.........................................................   1

Item 2.    Properties.......................................................  14

Item 3.    Legal Proceedings................................................  14

Item 4.    Submission of Matters to a Vote of Security Holders..............  15

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................  15

Item 6.    Selected Historical Consolidated Financial Data..................  16

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  16

Item 8.    Financial Statements and Supplementary Data......................  20

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  47

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..............  47

Item 11.    Executive Compensation..........................................  48

Item 12.    Security Ownership of Certain Beneficial Owners and Management..  53

Item 13.    Certain Relationships and Related Transactions..................  54

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  56

ITEM I.    BUSINESS

BUSINESS OF THE COMPANY

  NWCG Holdings Corporation (the "Company" or "Holdings"), a Delaware corporation, was formed and incorporated on June 2, 1994 by NWCG (Parent) Holdings Corporation ("Parent"), which is a wholly owned subsidiary of Andrews Group Incorporated ("Andrews"). Andrews transferred its 37,192,236 shares of New World Communications Group Incorporated ("NWCG") Class B Common Stock, $.01 par value to the Company. Subsequently, 2,682,236 shares thereof were transferred to Parent and are reflected in the accompanying financial statements as a dividend. Holdings was incorporated for the purpose of issuing Senior Secured Discount Notes due 1999 (the "Discount Notes"), which are currently secured by a first priority pledge of Holdings' equity interest in NWCG represented by 34,510,000 shares (the "Security Shares") of NWCG Class A Common Stock, par value $.01 per share.

  On June 30, 1994, Holdings issued and sold Discount Notes of $420.5 million principal amount at maturity. The net proceeds of the offering of $212.3 million were distributed to Parent. Parent distributed such dividend to Andrews as a dividend. Andrews used such dividend to pay indebtedness of an affiliate of Holdings, other than the indebtedness of Holdings and its subsidiaries, and for general corporate purposes. None of the net proceeds were available to NWCG or its subsidiaries.

  For revenue and related financial data and business segment information, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations " and Item 8, "Financial Statements and Supplementary Data"
included herein.   For the history of the Company and NWCG, see "--History of
Holdings and History of NWCG."

RECENT DEVELOPMENTS

     On January 22, 1997 (the "Fox Merger Date"), a special meeting (the "Special Meeting") of stockholders of NWCG was held. At the Special Meeting, the Agreement and Plan of Merger dated as of September 24, 1996 (the "Fox Merger Agreement"), by and among NWCG, The News Corporation Limited, a South Australian corporation ("News Corp."), Fox Television Stations, Inc., a Delaware corporation in which News Corp. has an indirect interest ("Fox"), and Fox Acquisition Co., Inc., a Delaware corporation and a wholly owned subsidiary of Fox ("Merger Sub"), was approved. Immediately following the Special Meeting, the transactions contemplated by the Fox Merger Agreement were consummated, including the merger of Merger Sub with and into NWCG and a stock purchase pursuant to the Stock Purchase Agreement dated as of September 24, 1996 (the "Stock Purchase Agreement"), by and among News Corp., Fox and Parent (the transactions contemplated by the Fox Merger Agreement and the Stock Purchase Agreement, collectively, the "Fox Merger").

  Pursuant to the Stock Purchase Agreement, Fox purchased from Parent 2,682,236 shares of common stock of NWCG owned by Parent and all of the outstanding shares of capital stock of the Company. The consideration for such purchase was 1.45 American Depositary Shares of News Corp. ("ADSs"), each of which represents four fully paid and non-assessable Preferred Limited Voting Ordinary Shares of A$.50 of News Corp., for each share of common stock of NWCG directly or indirectly acquired by Fox, pursuant to the Stock Purchase Agreement, with the aggregate number of ADSs issued to Parent reduced to approximate the accreted amount of the Discount Notes outstanding at the effective time of the Fox Merger.

  As a result of the Fox Merger, Fox has acquired, both directly and through its investment in Holdings, all of the shares of common stock of NWCG (other than any shares previously owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary) and both the Company and NWCG have become subsidiaries of Fox. Holdings' interest in NWCG, its only asset, represents an equity and voting interest of approximately 93% of NWCG based upon outstanding equity on March 14, 1997. The Fox Merger has resulted in a change of control of the Company. The Company and NWCG currently operate as part of the Fox Television and Fox Filmed Entertainment divisions of News Corp.

  Prior to the consummation of the Fox Merger, the Company was an affiliate of Mafco Holdings, Inc. ("Mafco"), a Delaware corporation which is wholly owned by Mr. Ronald O. Perelman, the former Chairman of the Board of the Company and NWCG.

  The descriptions of the Company's and NWCG's businesses which appear in this
Item 1 are provided as of March 14, 1997, unless otherwise indicated.


BUSINESS OF NWCG

  GENERAL. NWCG is a vertically integrated entertainment company which, through its principal operating subsidiaries New World Television Incorporated ("NW Television"), NWC Acquisition Corporation ("NW Acquisition") and New World Entertainment, Ltd. ("NW Entertainment"), is engaged in the ownership and operation of ten FOX network affiliated broadcast television stations throughout the United States, the production and distribution of filmed entertainment and the exploitation of its filmed entertainment libraries.

  TELEVISION BROADCASTING OPERATIONS. NWCG's broadcasting operations are conducted through NW Television and NW Acquisition. NWCG currently owns and operates the following television stations: KDFW-TV (Dallas-Ft. Worth), WJBK-TV (Detroit), WAGA-TV (Atlanta), WJW-TV (Cleveland), WTVT-TV (Tampa), KSAZ-TV (Phoenix), KTVI-TV (St. Louis), WITI-TV (Milwaukee), WDAF-TV (Kansas City) and KTBC-TV (Austin) (the "Stations"). All of the Stations are affiliated with the FOX network.

  NWCG purchased certain debt and equity securities of Argyle Television Holding Inc. ("Argyle" or the "Argyle Stations") for total consideration of approximately $750.4 million, including $100 million in cash paid for an option in 1994 and assumption of debt of approximately $283.6 million. Argyle controlled four VHF television stations, KDFW-TV (Dallas), KTBC-TV (Austin), KTVI-TV (St. Louis) and WVTM-TV (Birmingham). For financial reporting purposes, the acquisition occurred on March 31, 1995. Federal Communications Commission ("FCC") approval for change in control of the Argyle Stations occurred on April 14, 1995.

  In March 1995 NWCG entered into a purchase agreement with Fox with respect to WBRC-TV (Birmingham) and WGHP-TV (Greensboro-Highpoint), two stations originally purchased from CitiCasters Inc. (the "CitiCasters Stations"), providing for the acquisition of the CitiCasters Stations from NWCG at a price equal to the price paid by NWCG therefor, together with the excess, if any, of the aggregate marginal financing costs incurred by NWCG with respect to its acquisition of the CitiCasters Stations over the net cash generated (other than through financing activities) by the CitiCasters Stations, in each case for the period through the date the CitiCasters Stations were purchased by Fox. NWCG borrowed $40.4 million from Fox, non-recourse to NWCG, secured by an interest in a trust which held the stock of the entities which owned the CitiCasters Stations. As of January 1996, Fox completed the purchase of the CitiCasters Stations for approximately $140 million including the extinguishment of such debt, subject to certain adjustments.

  NWCG sold the assets constituting WSBK-TV (the "Boston Station"), WVTM-TV (the "Birmingham Station") and KNSD-TV (the "San Diego Station") in March 1995, August 1996 and November 1996, respectively.

  NWCG has focused on research to determine viewer preferences in its markets to select programming which (i) enhances the image of the Stations as FOX network affiliates and (ii) focuses on identified local market and demographic choices. These efforts, along with efforts to promote viewer awareness of the Stations' network affiliation, generally have resulted in improved audience viewing shares of targeted demographic groups. The affiliation with the FOX network allows the Stations to offer substantially more locally produced programming since, on a weekly basis, the FOX network programs approximately 15 hours of prime-time programming, one hour of late night programming on Saturday and sports programming during certain times of the year. Further, the Stations are used as a platform for distributing programming developed by companies affiliated with Fox and by NW Entertainment, giving NWCG a greater ability to develop and produce programming which has been pre-cleared for broadcast not only to the households served by NWCG's stations and other stations owned and operated by Fox but also by other stations on a national basis through syndication arrangements.

  TELEVISION PROGRAMMING PRODUCTION AND LIBRARY OPERATIONS. Through NW Entertainment and its subsidiary production companies, NWCG developed, acquired, produced and distributed on a world wide basis (including, under certain circumstances, for broadcast on NWCG's television stations), movies of the week ("MOWs"), series, mini-series, soap operas and low-cost programs, such as game shows, reality programming and talk shows, and animated programming (including programs developed in conjunction with Marvel Entertainment - see Item 13 - "Certain Relationships and Related Transactions"). As a result of the Fox Merger, NW Entertainment's operations consist primarily of the continued production of certain programming under production as of the Fox Merger Date and the exploitation of its library operations.

  NW Entertainment includes the operations of its primary subsidiaries, New World Television Programming ("NW Television Programming"), New World Animation Ltd. ("New World Animation"), Moving Target Productions, Inc., Cannell Entertainment, Inc. ("Cannell"), New World/Genesis Distribution ("NW Genesis"), a 37.5% ownership interest in Guthy-Renker Corporation ("Guthy-Renker"), and, until January 31, 1997, New World Sales and Marketing, Inc., a sales and marketing firm ("NW Sales and Marketing").

  On January 31, 1997, NW Entertainment sold its interest in NW Sales and Marketing, exclusive of certain assets and liabilities, to a subsidiary of Petry Media Corporation ("Petry"). Petry will replace NW Sales and Marketing as the advertising representation firm for the Stations.

  INDUSTRY OVERVIEW. Television Broadcasting Industry Overview. The United States television market, the largest in the world, is primarily served by three distribution channels: (1) the ABC, CBS, NBC and FOX networks ("Major Networks"); (2) independent commercial television stations; and (3) cable television services (including pay cable). ABC, CBS and NBC provide their affiliates with approximately 22 hours of prime time programming per week, as well as with a substantial amount of programming for other time periods. The FOX network provides its affiliates with approximately 15 hours of prime time programming per week, as well as one hour of late night programming on Saturday, and sports events programming during certain times of the year. This relationship results in the network being able to reach virtually all of the significant television markets in the United States. Over the past several years the United Paramount Network ("UPN") and the Warner Brothers Network ("WB") have formed affiliation agreements with certain independent commercial television stations and stations formerly affiliated with one of the Major Networks to provide up to seven hours of prime-time programming per week; both networks have announced programming expansion. Cable services are generally classified as being in one of three categories: super stations (such as WGN), basic cable (advertiser-supported) and pay cable networks (Showtime, HBO). The most successful cable networks each can reach more than two-thirds of United States television households.

  Revenues of television stations are derived primarily from (i) national spot advertising, which consists of advertising time sold to national and regional advertisers; (ii) local advertising, which consists of advertising time sold to local advertisers; and (iii) network compensation payments, which are made by a network to an affiliated station in consideration for its broadcasting of network commercial programs. Network compensation payments are not made to the Stations. Advertising rates are related to the population and number of television receivers located in the area served by a station and to the demographic characteristics of such population, as well as to the audience's acceptance of a station's programming as reflected in surveys by independent rating services. Many national spot and local advertising contracts are short-term and revenues from such contracts are sensitive to changes in prevailing economic conditions.

  Television Production Industry Overview. The United States television production industry serves the largest television programming market in the world, consisting of the principal broadcast networks, their affiliates, independent television stations, cable and direct satellite-delivered television. Growing international broadcasting, cable and direct satellite-delivered television markets offer further opportunities for the exploitation of television programming. The international television industry is currently experiencing dynamic growth fueled by the onset of new television distribution systems outside of the United States. The proliferation of television distribution platforms in Asia and Latin America is the most striking example of this growth in programming outlets. These new distribution platforms have had the effect of raising programming prices by contributing to the overall competitiveness in the market.

  In the United States, ABC, CBS and NBC currently order or produce approximately 22 hours of prime time programming and approximately 30 hours of daytime programming each week. The FOX network orders or produces approximately 15 hours of prime time programming, one hour of late night programming on Saturday, and sports programming during certain times of the year. In addition, other networks such as UPN and WB require primetime programming. Prime time programming generally consists of half-hour series (usually situation comedies), reality shows, hour-length series and long-form programming. Long-form programming can be divided into two categories based on length: MOWs (films of three hours or less) and mini-series (dramatic epics of four hours or more).

  Suppliers of television programming include the production divisions or affiliated companies of the networks, major film studios, station owners, advertising agencies and independent production companies. Because the price paid by a television network for a television series generally does not fully cover production costs, television series are typically not profitable unless and until they are licensed (i) for exhibition in international markets and (ii) for non-network exhibition in the United States (including in syndication or to cable and direct broadcast satellite ("DBS") programmers). Generally speaking, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication in the United States or to cable and DBS programmers in the United States. Foreign syndication typically occurs simultaneously with network syndication. The decision of a network to continue a series through an entire television season or to renew a series for another television season depends largely on the series' audience ratings, which are generally unpredictable. Moreover, there is no certainty that series programming which is broadcast for at least three television seasons will be profitable, inclusive of syndication revenues, due to volatility of demand in the syndication marketplace and productions costs, among other factors.

  Syndication is the process of furnishing programming directly to stations as opposed to the network system for distribution to its affiliated stations. Producers/syndicators earn license fees for distributing programs based on granting local television stations the right to broadcast a particular program. Originally, syndication fees were collected on a cash-only basis whereby the station paid the producer/syndicator a cash license fee for the right to run a show. However, since the early 1980's, syndication agreements have increasingly emphasized "barter" contracts or a combination of cash and barter.

  Under barter sales the syndicator is paid as advertising time is sold and episodes are aired. The value of this advertising time varies based upon viewer rating points (as determined by the A.C. Nielsen Company) of the specific program in which the advertising time is aired. The chief advantage of the barter system is that it provides stations with a new source of funds for programming by using its valuable advertising units as currency. The increasing emphasis on barter transactions has helped fuel the increasing demand for syndicated programs.

  First-run programs have become increasingly attractive to television stations because their contracts typically require only a one-year commitment as compared with a three to five-year commitment for off-network rerun programming. In addition, greater viewer demand for television programming in general and heightened competition among television and cable channels has increased the demand for original programming outside the networks' standard offerings. Furthermore, the advent of barter sales has enabled stations to more efficiently purchase quality programming without committing to large up-front license fees. In contrast to off-network, first-run programming provides stations with fresh, original programs.

  Based on their play on network in prime time, off-network programs have traditionally been the higher profile programs of syndication. Network programs prior to being syndicated are produced for weekly airings (usually 22 episodes a year). In syndication, off-network series are scheduled on a strip basis (Monday through Friday), requiring the production of a minimum of 66 episodes (equivalent to about a three-year run on network).

  BROADCASTING. The Stations. NWCG currently owns and operates ten Stations affiliated with the FOX network. Data presented below regarding television ratings and market share data are based on published industry data for November 1996.


                                                    NATIONAL                     COMMERCIAL     % OF       EXPIRATION
                                                   RANKING OF      TV HOMES          TV         TOTAL         DATE
                                                   DMA MARKET         IN        STATIONS IN    U.S. TV       OF FCC
MARKET                          STATION(1)       SERVED (2)(3)      DMA(3)       MARKET(3)      HOMES   AUTHORIZATION(4)
------                          ----------       --------------    --------    ------------    -------  ----------------
Dallas-Ft. Worth, TX        KDFW, Channel 4               8      1,848,550              12       1.907         8/1/98
Detroit, MI                 WJBK, Channel 2               9      1,771,950               7       1.828        10/1/97
Atlanta, GA                 WAGA, Channel 5              10      1,625,230               9       1.677         4/1/97   (5)
Cleveland, OH               WJW, Channel 8               13      1,461,410               9       1.508        10/1/97
Tampa St. Petersburg, FL    WTVT, Channel 13             15      1,411,440               8       1.456         2/1/97   (5)
Phoenix, AZ                 KSAZ, Channel 10             17      1,212,850              11       1.251        10/1/98
St. Louis, MO               KTVI, Channel 2              21      1,110,150               7       1.145         2/1/98
Milwaukee, WI               WITI, Channel 6              31        786,970               9        .812        12/1/97
Kansas City, MO             WDAF, Channel 4              32        786,740               6        .812         2/1/98
Austin, TX                  KTBC, Channel 7              63        417,090               5        .450         8/1/98

(1) All of the Stations operate on VHF channels (channels 2 through 13).
(2) National ranking of metropolitan areas is based on estimates of television households in the Designated Market Area ("DMA"), a standard industry ranking method as published by A.C. Nielsen Company, an independent media data service.
(3) As published by A.C. Nielsen Company in November 1996.
(4) See "Federal Regulation of Television Broadcasting" below.
(5) In October and December 1996, the Company timely filed applications to renew the licenses of WTVT and WAGA, respectively. No petitions to deny the applications were filed. WTVT's and WAGA's licenses remain in effect until the FCC acts on the renewal applications.

  PRODUCTION AND LIBRARY OPERATIONS General. The operations of NW Entertainment consist primarily of the continued production of certain programming under production as of the Fox Merger Date and the exploitation of its library operations. NW Entertainment plans to utilize the domestic and foreign distribution capabilities of units of the Fox Television and Fox Filmed Entertainment divisions of News Corp. to increase revenues from NW Entertainment's production efforts and extensive library. (See Item 13 - "Certain Relationships and Related Transactions").

  Projects currently in production include the first-run NBC co-production "Access Hollywood," and "Silk Stalkings," which is being produced for the USA cable network. New World Animation produces animated films utilizing properties licensed to it from Marvel Entertainment. New World Animation is under contract to provide "Spiderman", which airs exclusively on the FOX network and has been a top rated children's show since its debut. New World Animation produced the "Marvel Action Universe" featuring "Iron Man", "Fantastic Four" and "The Biker Mice from Mars". Further, New World Animation is currently producing "Hulk" for UPN.

  NW Entertainment's library, including the libraries of NW Television Programming and New World Animation, includes approximately 100 titles, representing more than 2,000 hours of programming. NW Entertainment's library includes "Santa Barbara", "The Wonder Years" and "Zorro". Other past programming include the mini-series "Op Center", "Elvis & Me" and "In a Child's Name," and the series "Judith Krantz's Secrets". The following table sets forth information concerning selected programs included in NW Entertainment's library:



                    HIGHLIGHTS OF NW ENTERTAINMENT'S LIBRARY

                                                 SEASONS IN
SERIES                          NETWORK          PRODUCTION      CAST
------                          -------          ----------      ----
The Wonder Years                  ABC            1987-1993       Fred Savage
Tour of Duty                      CBS            1987-1990       Terence Knox,
                                                                 Carl Weathers
Crime Story                       NBC            1986-1988       Dennis Farina,
                                                                 Anthony
                                                                 Dennison
Sledge Hammer                     NBC            1986-1988       David Rasche
Zorro                             Family         1989-1992       Duncan Regehr,
                                  Channel                        Efrem
                                                                 Zimbalist, Jr.
Judith Krantz's Secrets           Syndicated     1991-1992       David Birney,
                                                                 Peggy Lipton
Strange Luck                      Fox            1995-1996       D.B. Sweeney
Second Noah                       ABC            1995-1997       Daniel Hugh
                                                                 Kelly, Betsy
                                                                 Brantley
Silk Stalkings                    USA            1995-Present    Nick
                                                                 Kokotokis,
                                                                 Tyler Layton
The Commish                       ABC            1995-1996       Michael
                                                                 Chiklis,
                                                                 Theresa Saldana
                                             SEASONS IN
SOAP OPERAS                  NETWORK         PRODUCTION          CAST
-----------                  -------         ----------          ----
Santa Barbara                NBC             1984-1993           A. Martinez,
                                                                 Marcy Walker
The Bold and the Beautiful   CBS             1987-Present        Ronn Moss
Paradise Beach               Syndicated      1993-1994           Matt Lattanzi
Pacific Drive                Syndicated      1995-1996           Lloyd Morris,
                                                                 Melissa Trautz
                                             SEASONS IN          EPISODES
ANIMATION                    NETWORK         PRODUCTION          PRODUCED
---------                    -------         ----------          --------
Incredible Hulk              UPN             1996-Present        13  1/2-hour
                                                                 episodes
Spiderman                    Fox             1994-Present        65  1/2-hour
                                                                 episodes
Biker Mice From Mars         Syndicated      1993-1995           65  1/2-hour
                                                                 episodes
Incredible Hulk              Syndicated      1987                13  1/2-hour
                                                                 episodes
Fantastic Four               Syndicated      1987                13  1/2-hour
                                                                 episodes
Robocop                      Syndicated      1987                12  1/2-hour
                                                                 episodes
Marvel Action Universe       Syndicated      1993-1995           52  1/2-hour
                                                                 episodes

  NW Entertainment leases production facilities, of which there has been an adequate supply to meet its needs. NW Entertainment, through its production subsidiaries, meets its personnel needs by retaining directors, actors, technicians and other specialized personnel on a per production, periodic or a per diem basis. Successful television production is dependent upon the talents of persons that can be difficult to replace. However, there has always been an adequate supply of personnel to meet NW Entertainment's needs. The writers, directors and actors retained may be hired pursuant to the agreements between the Alliance of Motion Picture and Television Producers ("AMPTP") and each of the Writers Guild of America ("WGA") (which expires on May 1, 1998), the Directors Guild of America ("DGA") (which expires on June 30, 1997), the Screen Actors Guild ("SAG") (which expires on June 30, 1998) and the American Federation of Television and Radio Artists ("AFTRA") (which expires on November 15, 1997). In addition, NW Entertainment's production subsidiary companies utilize members of the International Alliance of Theatrical Stage Employees ("IATSE") (which has an agreement which expires on July 31, 2000). There have been labor disruptions in the past (the most recent being the strike by the WGA in the Spring and Summer of 1988), none of which has materially affected NW Entertainment, although any future work interruptions could hinder NW Entertainment's activities and may have a material adverse effect on NW Entertainment.

NW Genesis

  NW Genesis was a syndicator of television programming in the United States, distributing first-run programming and syndicated off-network programs to a wide range of commercial and public television stations, as well as cable channels. Providing programming in various formats, program lengths and time slots, NW Genesis had one of the broader product offerings in the television syndication business. Currently, the distribution and syndication of programs in NW Genesis' library is accomplished through a reliance upon the distribution capabilities of units of the Fox Television and Fox Filmed Entertainment divisions of News Corp. (see Item 13 - "Certain Relationships and Related Transactions").

  The chart below sets forth summary information about NW Genesis' current and previously syndicated programs.

                                        NW GENESIS' LIBRARY

                                                                                TARGET MARKET
CURRENTLY SYNDICATED PROGRAMS         FIRST SEASON  PROGRAM TYPES               (CURRENT/FUTURE)
-----------------------------         ------------  -------------               -------------------
Real Stories of the Highway Patrol      1992-93     First-run strip             Commercial/Cable
Top Cops                                1994-95     Off-network strip           Commercial/Cable
Tales From the Crypt                    1995-96     Off-cable weekly            Commercial
Lovelines                               1996-97     Cable strip                 Cable
Two                                     1996-97     First-run weekly            Commercial/Cable
Access Hollywood                        1996-97     First-run strip             Commercial

PREVIOUSLY SYNDICATED PROGRAMS        YEARS         PROGRAM TYPES               TARGET MARKET(S)
------------------------------        -----         -------------               ----------------
Juvenile Justice                      1995-96       First-run weekly            Commercial/Cable
Reality Check                         1995-96       FCC children show           Commercial/Cable
The Mark Walberg Show                 1995-96       First-run strip             Commercial/Cable
U.S. Customs Classified               1995-96       First-run weekly            Commercial/Cable
Emergency Call                        1991-92       First-run weekly            Commercial/Cable
Marvel Action Universe                1994-95       First-run weekly animation  Commercial/Cable
Biker Mice From Mars                  1993-94       First-run strip animation   Commercial/Cable
The Best of National Geographic       1986-87       Specials                    Commercial/PBS
Adventures, Journeys & Archives       1992-93       First-run strip             PBS/Cable
The Byron Allen Show                  1988-91       First-run weekly            Commercial
Guilty or Innocent                       1985       First-run strip             Commercial
Sale of the Century                   1984-86       First-run strip             Commercial
Classic Country                       1983-90       Off-syndication weekly      Commercial/PBS
World War II: GI Diary                1983-88       Off-syndication weekly      Commercial/PBS
Wilderness Alive                      1983-88       Off-syndication specials    Commercial/PBS
Wild World of Animals                 1983-88       Off-syndication strip       Commercial/PBS
The Africans                          1983-88       Off-syndication specials    Commercial/PBS
Life Around Us                        1983-88       Off-syndication specials    Commercial/PBS
The Whoopi Goldberg Show              1992-93       First-run strip             Commercial/Cable
Infatuation                           1992-93       First-run strip             Commercial/Cable
Grudge Match                          1991-92       First-run weekly            Commercial/Cable
Highway to Heaven                     1989-93       Off-network strip           Commercial/Cable
The Great Escape                      1988-89       First-run weekly            Commercial/Cable
The Judge                             1986-93       First-run strip             Commercial/Cable
Paradise Beach                           1993       First-run strip             Commercial/Cable

Cannell

  NWCG acquired Cannell in July 1995. In connection with this acquisition, NWCG acquired distribution rights to the extensive Cannell library of television programming, the wardrobe and properties of the Cannell Studio in Canada, and the production capabilities of Cannell personnel.

Guthy-Renker

  Guthy-Renker is engaged in marketing various products through long-form television advertisements. NW Entertainment currently owns a 37.5% interest in Guthy-Renker. The acquisition of this interest by NW Entertainment has enhanced NWCG's ability to capture the growing source of revenues represented by direct response television marketing.


COMPETITION

  Each of NWCG's business segments competes in its particular market; further, as part of the overall operations of News Corp., NWCG competes with other integrated entertainment companies such as Time Warner Inc., Viacom Inc. and The Walt Disney Company.

  Broadcasting. Each of the Stations competes for audiences and advertising revenues with radio and television stations and cable systems in its market area and with other advertising media such as newspapers, magazines, outdoor advertising and direct mail. All of the Stations are located in highly competitive markets. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from other television stations, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public which is often difficult to predict. Additional elements which are material to the competitive position of television stations include management experience, authorized power and assigned frequency. The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of Federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could possibly have a material effect on NWCG's operations and profits. (See "Federal Regulation of Television Broadcasting" below). There are sources of television service other than conventional television stations, including cable television, which can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national DBS programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. All of the Stations are presently carried by some cable television systems both within and outside of their respective market areas. Other principal sources of competition include DBS entertainment services and home video exhibition.

  Each of the Stations is believed to compete satisfactorily within its market with respect to technical facilities, programming and promotional and marketing activities.

  Production and Library Operations. Production and distribution of television programming is extremely competitive, especially for the limited amount of prime time. Television entertainment programming produced by NW Entertainment competes generally with television programming produced by numerous large and small television producers, including certain major motion picture companies, as well as the ABC, CBS, NBC, UPN and WB networks and independent television production companies. Other television program producers compete with NW Entertainment for available talent and product. Further, as the success of television programs depends largely on audience response as measured by ratings, a program's chances for success are directly affected by other programs being telecast at the same time or in adjacent time periods. (See also "Federal Regulation of Television Broadcasting").

  Management believes that NW Entertainment's competitive advantage arises from the ability to focus efforts on the maximization of value from its existing library through its relationship with the Fox Television and Fox Filmed Entertainment divisions of News Corp.


HISTORY OF HOLDINGS

  Holdings was incorporated in Delaware on June 2, 1994 for the purpose of issuing the Discount Notes, which are secured by a first priority pledge of the Security Shares. Andrews subsequently transferred its 37,192,236 shares of NWCG Class B Common Stock to Holdings. In August 1994, Holdings transferred 2,682,236 shares thereof to Parent as a dividend. The remaining 34,510,000 shares, which currently consist of NWCG Class A Common Stock, represent the Security Shares and are Holdings' only asset.

  Holdings' financial statements reflect the historical results associated with Andrews' investment in NWCG. In 1983, Andrews acquired a controlling interest in Four Star International, Inc. ("Four Star") and acquired all of Four Star in 1986. Four Star is the successor to a California corporation initially organized in 1954 as Four Star Films, Inc. In June 1989, Andrews acquired NW Entertainment. NW Entertainment is the successor to a California corporation initially organized in December 1982 as Epic Productions, Inc., and began operations in February 1983 after acquiring the name "New World Entertainment" and certain distribution assets from New World Pictures, Inc. Prior to its acquisition by Andrews in 1989, NW Entertainment was an international developer, producer and distributor of home video products. In March 1993, Andrews acquired a 50% interest in NW Genesis. In May 1993, Andrews acquired a majority interest in NW Television as part of NW Television's "pre-packaged" bankruptcy plan.

  On June 30, 1994, Holdings issued and sold Discount Notes of $420.5 million principal amount at maturity. The net proceeds of the offering of $212.3 million were distributed to Parent, and Parent distributed such dividend to Andrews as a dividend. Andrews used such dividend to pay indebtedness of an affiliate of Holdings, other than the indebtedness of Holdings and its subsidiaries, and for general corporate purposes. None of the net proceeds were available to NWCG or its subsidiaries.


HISTORY OF NWCG

  NWCG was incorporated in Delaware on November 18, 1993 in order to effectuate the transactions contemplated by an Agreement and Plan of Reorganization and Merger, dated as of November 23, 1993 (as amended, the "NWCG Merger Agreement"), by and among NW Television, Andrews, NWCG and SCI Merger Sub Incorporated ("Merger Sub"). The basic features of the NWCG Merger Agreement were as follows:

     1. NW Television formed a wholly owned subsidiary, SCI Subsidiary Corporation ("SCI Subsidiary").

     2.  SCI Subsidiary formed NWCG as a wholly owned subsidiary.

     3.  NWCG formed Merger Sub as a wholly owned subsidiary.

     4. On March 7, 1994, Merger Sub was merged with and into NW Television (the "NWCG Merger"), with NW Television being the surviving corporation. In the NWCG Merger, all of the then outstanding shares of common stock of NW Television, $.01 par value ("NW Television Common Stock"), were converted into a like number of shares of NWCG's Class B Common Stock, $.01 par value ("NWCG Class B Common Stock"). In addition, the holders of NW Television's Class A Warrants, exercise price $.01 ("Existing $.01 Warrants") and NW Television's Class B Warrants, exercise price $8.47 ("$8.47 Warrants" and together with the Existing $.01 Warrants, the "Existing Warrants"), as a result of the NWCG Merger had the right to acquire and receive, upon the exercise thereof, in lieu of the shares of NW Television Common Stock immediately theretofore acquirable and receivable upon the exercise of the Existing Warrants, a like number of shares of NWCG Class B Common Stock.

  NWCG purchased all of the capital stock of NW Entertainment and Four Star and entered into a Non-Competition Agreement (the "Non-Competition Agreement") and an Indemnification Agreement (the "Indemnification Agreement") with Andrews (as such agreements are contemplated by the NWCG Merger Agreement), in exchange for the issuance by NWCG to Andrews of 25,383,707 shares of NWCG Class B Common Stock (the "NW Entertainment Transaction") on March 9, 1994. On March 17, 1994 NWCG entered into an exchange agreement (the "NW Genesis Agreement"), pursuant to which NWCG exchanged 2,035,486 shares of NWCG Class B Common Stock and certain other consideration for the 50% of the capital stock of NW Genesis not owned by Four Star and a note made by Four Star in the principal amount of approximately $2.2 million (the "NW Genesis Transaction"). Four Star previously owned the other 50% of the equity of NW Genesis and accordingly NWCG currently beneficially owns 100% of NW Genesis. In November 1993, Andrews acquired a 37.5% ownership interest in Guthy-Renker. The purchase price was $7 million in cash paid to Guthy-Renker shareholders and a note from Andrews in an original amount of $18 million issued to Guthy-Renker (the "Guthy-Renker Note"). On March 16, 1994, NW Entertainment acquired the entire interest of Andrews in Guthy-Renker, by incurring a $7 million payable to Andrews and assuming Andrews' obligations under the Guthy-Renker Note (including reimbursing Andrews for the funds already pre-paid under the Guthy-Renker Note) (the "Guthy-Renker Transaction"). NW Acquisition was formed by NWCG in 1993 to acquire broadcast television stations.

  In March 1994, NWCG completed an equity offering ("Rights Offering") pursuant to which each holder of record, other than Andrews, of NWCG Class B Common Stock or of Existing $.01 Warrants, on March 9, 1994 was entitled, in accordance with NWCG's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and the Reorganization Agreement, to subscribe for 1.90732627 shares of NWCG Class B Common Stock (or, under certain circumstances, Class A Warrants, Series 2 of NWCG, exercise price $.01 per share (the "New $.01 Warrants"), together with such shares of NWCG Class B Common Stock (the "Offered Shares")), for each share of NWCG Class B Common Stock or Existing $.01 Warrant owned by such record holder as of the close of business on the relevant record date. The Rights Offering, which expired on March 31, 1994, was made pursuant to a registration statement filed with the Securities and Exchange Commission (the "Commission").

FEDERAL REGULATION OF TELEVISION BROADCASTING

  Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. The Communications Act also empowers the FCC to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. On February 8, 1996, the Telecommunications Act of 1996 (the "Telecommunications Act"), which substantially amended the Communications Act, was enacted. Set forth below is a general description of some of the principal areas of FCC regulation of the broadcast and cable television industries.

  License Grant and Renewal. Broadcast stations must seek renewal of their licenses from the FCC at the end of each license term. On January 24, 1997, pursuant to the Telecommunications Act, the FCC increased the terms of such licenses and their renewal to eight years. The Telecommunications Act directs the FCC to grant renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity and that there have been no serious violations (or other violations which would constitute a "pattern of abuse") by the licensee of the Communications Act or FCC rules. If the FCC finds that a licensee has failed to meet these standards, and there are no sufficient mitigating factors, it may deny renewal or condition renewal appropriately, including renewing for less than a full term. Any other party with standing may petition the FCC to deny a broadcaster's application for renewal. However, only if the FCC issues an order denying renewal will it accept and consider applications from other parties for a construction permit for a new station to operate on the channel subject to such denial. The FCC may not consider any such applicant in making determinations concerning the grant or denial of the licensee's renewal application.

  The Company is not aware of any facts or circumstances that would prevent the renewal of the licenses for the Stations at the end of the respective license terms. The Telecommunications Act provides that licenses continue in effect until the FCC acts upon the renewal application and any petition for rehearing.

  Multiple- and Cross-Ownership Restrictions. Current FCC regulations also impose significant restrictions on certain positional and ownership interests in broadcast and other media. The officers, directors and certain equity owners of a broadcasting company are deemed to have "attributable interests" in the broadcasting company. In the case of a corporation controlling or operating television stations, ownership is attributed only to officers, directors and stockholders who own 5% or more of the company's outstanding voting stock. Institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to 10% of the outstanding voting stock without being subject to attribution, provided that such stockholders exercise no control over the management or policies of the broadcasting company.

  Under current FCC rules governing multiple ownership of broadcast stations, a license to operate a television station will not be granted (unless established waiver standards are met) to any party (or parties under common control) that has an attributable interest in another television station with an overlapping service area (the "Duopoly Rule"). FCC regulations prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation's television households. For purposes of this calculation, stations in the UHF band (channels 14-69) are attributed only 50% of the households attributed to stations in the VHF band (channels 2-13). The rules also currently prohibit (with certain qualifications) the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that television station. Separately, the FCC's "cross-interest" policy may, in certain circumstances, prohibit the common ownership of an attributable interest in one media outlet and a non-attributable equity interest in another media outlet in the same market. In pending rulemaking proceedings, the FCC is considering (a) the modification of its attribution rules and the "cross-interest" policy and
(b) the modification of the Duopoly Rule in addition to certain other changes.

  Review of "Must-Carry" Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broadcaster to elect, at three year intervals beginning June 17, 1993, to either (i) require carriage of its signal by cable systems in the station's market ("must-carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). In a 2-1 decision issued on December 13, 1995, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must-carry provisions. The District Court's decision has been appealed to the U.S. Supreme Court, which has heard the appeal and is expected to issue a decision prior to June 30, 1997.

  Children's Television. On August 8, 1996 the FCC amended its rules implementing the Children's Television Act of 1990 (the "CTA") to establish a "processing guideline" for broadcast television stations of at least three hours per week, averaged over a six-month period, of "programming that furthers the educational or informational needs of children 16 and under in any respect, including the child's intellectual/cognitive or social/emotional needs." "Core Programming" has been defined as educational or informational programming that, among other things, (a) has, as a "significant purpose," serving the educational or informational needs of children, (b) has a specified educational or informational objective and a specified target child audience, (c) is regularly scheduled, weekly programming, (d) is at least 30 minutes in length, and (e) airs between 7:00 a.m. and 10:00 p.m. A television station ultimately found not to have complied with the CTA could face sanctions, including monetary fines and the possible non-renewal of its broadcast license. The Company does not believe that these changes will adversely affect its operations.

  The CTA and FCC rules require television station licensees to identify programs specifically designed to educate or inform children at the beginning of each program and in published listings. In addition, the Telecommunications Act directed the broadcast and cable television industries to develop and transmit an encrypted rating in all video programming that, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. On January 17, 1997, an industry proposal was submitted to the FCC describing a voluntary ratings system under which all video programming would be designated in one of six categories. Pursuant to the Telecommunications Act, the FCC has initiated a proceeding to determine whether to accept the industry proposal or to establish and implement an alternative system for rating and blocking video programming. The FCC has indicated that it will commence a separate proceeding shortly addressing technical issues related to the "V-Chip". The Company cannot predict whether the FCC will accept the industry proposal regarding the rating and blocking of video programming, or how changes in this proposal could affect the Company's business.

  Distribution of Video Services by Telephone Companies. The Telecommunications Act allows local telephone companies to provide multichannel program distribution services within their telephone service areas and in competition with cable television systems. Local telephone companies serving most or all of the markets in which the Company operates television stations have indicated that they intend to enter the video distribution market. Before the Telecommunications Act, under prior court and FCC rulings, certain local telephone companies had announced or had initiated multichannel video distribution market trials. The Company cannot predict the impact of these developments.

  Advanced Television Service. The FCC has proposed the adoption of rules for implementing digital advanced television ("DTV") service in the United States. Implementation of digital DTV will improve the technical quality of television signals and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV") and data broadcasting.

  Before DTV services can be implemented the FCC must determine the eligibility for DTV licenses, adopt a table of DTV allotments, assign DTV licenses, and
adopt DTV service rules.   The FCC is conducting a rulemaking proceeding to
devise a table of channel allotments. The FCC has issued a preliminary table, subject to public comment and further modification, allotting a second broadcast channel to each full-power television station for DTV operation. Under the FCC's preliminary decisions, stations would be permitted to phase in their DTV operations over a period of years following the adoption of a final table of allotments, after which they would be required to surrender their non-DTV channel. A proposal is currently under consideration whereby broadcasters in the top ten DMAs would initiate DTV service within an eighteen to thirty-six month period following the adoption of a final table of allotments. Meanwhile, Congress has from time to time considered proposals that would require incumbent broadcasters to bid at auction for the additional spectrum required to effect a transition to DTV, or, alternatively, would assign DTV spectrum to incumbent broadcasters and require the early surrender of their non-DTV channel for sale by public auction.

  The Telecommunications Act imposes certain conditions on the FCC's implementation of DTV service. Among other requirements, the FCC must (i) limit the initial eligibility for such licenses to existing television broadcast licensees or permittees; (ii) allow DTV licensees to offer ancillary and supplementary services; (iii) charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues; and (iv) recover at an unspecified time either the DTV license or the original license (the "NTSC" license) held by the broadcaster. These requirements are generally consistent with the FCC's tentative proposals.

  Conversion to DTV operations could reduce a station's geographical coverage area. Equipment and other costs associated with the DTV transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the service. The potential also exists for new sources of revenue to be derived from DTV. Although the Company believes the FCC will authorize DTV, the Company cannot predict when or under what conditions the authorization might be given, whether, or the amount, broadcasters will be required to pay direct compensation to the government as a condition of transitioning to DTV operations, when NTSC broadcasting might cease, or the overall effect the transition to DTV might have on the Company's business.

  Other Pending FCC Proceedings. In 1995 the FCC issued notices of proposed rulemaking, proposing to modify or eliminate most of its remaining rules governing the broadcast network-affiliate relationship. The network-affiliate rules were originally intended to limit networks' ability to control programming aired by affiliates or to set station advertising rates and to reduce barriers to entry by new networks. These proceedings are pending. The dual network rule, which generally prevents a single entity from owning more than one broadcast television network, is among the rules under consideration in these proceedings. However, the Telecommunications Act substantially relaxed the dual network rule by providing that an entity may own more than one television network; however, no two national television networks in existence on February 8, 1996 may merge or be acquired by the same party. The Company is unable to predict how or when the FCC proceedings will be resolved or how those proceedings or the relaxation of the dual network rule may affect the Company's business.

  Pursuant to a Congressional directive contained in the Telecommunications Act, the FCC has commenced a proceeding to devise rules and an implementation schedule for universal closed captioning of video programming.

  The FCC continues to enforce strictly its regulations concerning broadcasters' equal employment obligations, "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance. In particular, the FCC has indicated its intent to enforce strictly its limits with respect to the amount of commercial matter presented during children's programming by levying substantial monetary forfeitures for commercial overages. The FCC also has indicated its intent to enforce equal employment guidelines and recruitment efforts and record-keeping requirements, by imposing substantial monetary forfeitures, periodic reporting conditions, and short-term license renewals.

  There are additional FCC regulations and policies, and regulations and policies of other federal agencies, affecting the business and operations of broadcast stations. Proposals for additional or revised rules are considered by federal regulatory agencies and Congress from time to time. It is not possible to predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorably, the broadcasting industry generally or the Company specifically.

  The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the Telecommunications Act or other Congressional acts or of the regulations and policies of the FCC thereunder. Reference is made to the Communications Act, the Telecommunications Act, other Congressional acts, such regulations and policies, and the public notices promulgated by the FCC for further information.


EMPLOYEES

  Holdings is a holding company and, as such, has no employees. As of December 31, 1996, NWCG had approximately 2,800 employees, 632 of whom belonged to collective bargaining units. Renewals of collective bargaining agreements covering approximately 291 employees were being negotiated as of December 31, 1996, and collective bargaining agreements covering approximately 320 employees are due for renewal in 1997. NWCG believes its relationships with its employees are satisfactory.

ITEM 2.  PROPERTIES

  The principal offices of Holdings, NWCG, NW Television and NW Acquisition are located at 1999 South Bundy Drive, Los Angeles, California 90025, telephone
(310)584-2000. The broadcasting segment's other principal facilities are as follows:


LOCATION                          OWNERSHIP  USE
--------                          ---------  ---
Dallas, TX (KDFW-TV)                Owned    Office and Studio
Dallas, TX (KDFW-TV)              Co-owned   Tower
Southfield, MI (WJBK-TV)            Owned    Office, Studio and Tower
Atlanta, GA (WAGA-TV)               Owned    Office, Studio and Tower
Cleveland, OH (WJW-TV)              Owned    Office and Studio
Parma, OH (WJW-TV)                  Owned    Tower
Tampa, FL (WTVT-TV)                 Owned    Office and Studio
Riverview, FL (WTVT-TV)             Owned    Tower
St. Petersburg, FL (WTVT-TV)       Leased    Office -- News bureau
Phoenix, AZ (KSAZ-TV)               Owned    Office, Studio and Tower
St. Louis, MO (KTVI-TV)             Owned    Office and Studio
Sappington, MO (KTVI-TV)            Owned    Tower
Milwaukee, WI (WITI-TV)             Owned    Office and Studio
Shorewood, WI (WITI-TV)             Owned    Tower
Kansas City, MO (WDAF-TV)           Owned    Office, Studio and Tower
Austin, TX (KTBC-TV)                Owned    Office, Studio and Tower

  The principal executive offices of NW Entertainment are located at 1440 South Sepulveda Boulevard, Los Angeles, California 90025, telephone (310) 444-8100. See Item 13, "Certain Relationships and Related Transactions".

  Management believes that its properties are currently adequate and suitable to conduct its business and will remain so in the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

  On March 10, 1994, Steven Cooperman commenced an action, on behalf of himself and purportedly derivatively on behalf of SCI Television, Inc. (or its purported successor corporation, NWCG) and as a class action, against certain of the officers and directors of NWCG, certain of their respective affiliates and certain of their advisors, asserting, among other things, breaches of fiduciary duty, unjust enrichment, constructive fraud and abuse of control in connection with the transactions contemplated by the NWCG Merger Agreement (the "Action"). The Action is entitled Steven Cooperman, On Behalf of Himself and Derivatively on Behalf of SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.) v. Ronald O. Perelman, et al., and SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.), Case No. BC100359 (Superior Court of the State of California, County of Los Angeles). The Action sought equitable relief and damages. Settlement of this litigation has been reached and approved by the Court. Under the terms of the settlement, NWCG was to issue 2 million warrants (the "Settlement Warrants") for the purchase of one share of NWCG common stock each at the market price on the day of issue. The Settlement Warrants will be exercisable over a 90-day period, 5 years from the date of issue. There was also a payment of cash consideration the majority of which was expensed in 1994. In addition, as part of the settlement, an affiliate of NWCG contributed the stock of L.C. Holding Corporation, a company with an educational film library, to NWCG. Subsequent to the approval of the settlement by the Court, the lone objector to the settlement has filed an appeal. The Company believes that the appeal is without merit and does not believe that success by the objector on appeal would have a material adverse effect on the business, assets, financial or other condition, or results of operations of the Company and its subsidiaries, taken as a whole. The Company is unable to predict whether the settlement terms or the terms of the Settlement Warrants will be modified as a result of the consummation of the Fox Merger.

     In connection with the acquisition of NWCG by News Corp., three suits were filed in the Court of Chancery of the State of Delaware in and for New Castle County. All three suits assert claims against NWCG and members of NWCG's board of directors, and one of the suits also names News Corp. as a defendant. These cases have been consolidated under the caption In re New World Communications
                                               ------------------------------
Group Incorporated Shareholders Litigation, Consolidated Civil Action No. 15137.
------------------------------------------
The plaintiffs allege, in general, that the price being paid by News Corp. for NWCG's stock is inadequate, and that in agreeing to the acquisition NWCG's directors breached their fiduciary duties as directors of NWCG by failing to act with appropriate care or with independent judgment. News Corp. is alleged to have taken unfair advantage of its ownership of NWCG capital stock. Plaintiffs seek (i) rescission of the acquisition, (ii) full and fair disclosure, and (iii) money damages and recovery of fees and disbursements of counsel. Plaintiffs have advised the Court that a stipulation of dismissal without prejudice will be filed shortly. The defendants believe that this litigation is without merit, and will contest the action vigorously if plaintiffs pursue the action.

  The Company is a party to a number of other pending legal proceedings. The Company does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's operations or financial results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for any of the Company's equity securities.

  As of March 14, 1997, there were 100 outstanding shares of Common Stock, par value $0.01 per share.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

  The following tables set forth, for the periods and for the dates indicated, summary historical consolidated financial data derived from the consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein.

  The following financial information is obtained from the consolidated financial statements. (In millions)

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------
                                              1996         1995        1994        1993(a)       1992
                                           ---------    ---------    ---------   ---------      -------
STATEMENT OF OPERATIONS DATA
Net revenue  .  .  .  .  .  .  .  .  .     $   671.5    $   605.0    $   396.9   $   246.4      $ 163.3
Income (loss) before extraordinary item
     and change in accounting principle        (10.9)       (54.4)        50.1       (30.0)       (41.1)

BALANCE SHEET DATA
Total assets  .  .  .  .  .  .  .  .  .      2,148.9      2,239.3      1,788.9     1,153.8        161.7
Long-term debt including capital lease
 obligations (including current
 maturities), and redeemable preferred
 stock  .  .  .  .  .  .  .  .  .  .  .      1,465.1      1,588.2      1,124.0       703.7        114.1

(a) Includes the results of NW Television since its acquisition on May 25, 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of December 31, 1996, the Company owned approximately 48% of the equity of NWCG and controlled approximately 83% of its voting power, based upon outstanding equity on such date. As a result of the Fox Merger, the Company controls approximately 93% of both the equity and voting power of NWCG based on outstanding equity, with the remainder controlled by Fox. NWCG is engaged in the ownership and operation of ten broadcast stations, the production and distribution of filmed entertainment and the exploitation of its filmed entertainment libraries.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes of the Company which provide additional information on financial activities and conditions.

RESULTS OF OPERATIONS

     Year ended December 31, 1996 Compared to the Year Ended December 31, 1995. Net revenue increased $66.5 million or 11.0% in 1996 over 1995. The increase in broadcasting revenue of $48.6 million reflects an increase of $24.3 million for three of the stations acquired in March 1995 from Argyle, an increase of $28.7 million for the seven stations owned for both periods and an increase of $1.4 million reflecting increased revenue from the San Diego and Birmingham Stations which were sold in 1996, offset by a decrease of $5.7 million reflecting the sale of the Boston Station in March of 1995. NWCG had expected the conversion of certain stations' network affiliation to the FOX network to result in an initial decline in revenues. The increase in revenue for the seven stations owned for both periods reflects significant political revenues in the 1996 presidential election year and an increase in local revenue due to both improved ratings and increased advertiser spending in the local markets. Production and distribution revenue increased $17.9 million or 7.8% primarily due to increases in domestic syndication, network and foreign syndication revenues, production activity and the continued exploitation of NWCG's library.

     Total direct costs and selling, general and administrative costs increased $32.5 million in 1996. The television broadcasting expense increase of $9.7 million includes an increase of $17.8 million from three of the stations acquired in March 1995 from Argyle and an increase of $.7 million for the seven stations owned for both periods, offset by a decrease of $8.8 million reflecting the sale of the Boston Station in March 1995 and the sale of the San Diego and Birmingham Stations in 1996. The increase in the television broadcasting expense for the seven stations owned for both periods resulted primarily from higher employee benefit costs. Production and distribution operating expenses increased $22.8 million due to greater production activity in 1996.

     Depreciation and amortization of intangible assets increased $8.8 million in 1996 due primarily to the acquisition of the broadcast television stations in March 1995 offset by the sale of the Birmingham and San Diego Stations in 1996. Corporate expenses increased $4.7 million in 1996 principally due to increased personnel and compensation costs.

     Interest expense increased $8.4 million primarily due to higher debt balances for the acquisition of the broadcast television stations and the Entertainment Credit Agreement used primarily to fund the increased production activity, offset by a decrease resulting from the debt principal payments made with the proceeds from the sales of the Birmingham and San Diego Stations.

     The gain on the sale of stations reflects the 1996 sale of substantially all of the assets of the Birmingham and San Diego Stations for gross proceeds of $436.2 million.

     The gain on sale of interest in NWCG represents the excess of the Company's carrying value of NWCG over the Company's historical book value, primarily as a result of the conversion of certain of NWCG's redeemable preferred stock to common stock. Fox Merger costs represents costs incurred or accrued by NWCG in connection with the Fox Merger.

     The income tax expense resulted primarily from the recognition of income taxes on the sale of the Birmingham and San Diego Stations. The liability associated with these taxes will be offset by utilization of net operating losses. The utilization of a significant portion of the net operating losses has been reflected as a reduction of excess reorganization value and goodwill. Further, the amortization expense related to the majority of the intangible assets acquired in the purchase of the Argyle Stations, as well as the intangible assets of NW Television, is not deductible for tax purposes which has the effect of increasing NWCG's effective income tax rate.

     Year ended December 31, 1995 Compared to the Year Ended December 31, 1994. Net revenue increased $208.1 million or 52.4% in 1995 over 1994. The increase in broadcasting revenue of $74.6 million reflects an increase of $129.7 million for the two stations acquired in September of 1994 from CitiCasters and the four stations acquired on March 31, 1995 from Argyle, a decrease of $16.9 million for NW Television's six original stations owned for both periods and a decrease of $38.2 million reflecting the sale of the Boston Station in March of 1995. NWCG had expected the conversion of certain stations' network affiliation to the FOX network to result in an initial decline in revenues. The decrease in revenue for NW Television's six original stations reflects a temporary reduction of revenue due to the conversion to the FOX network, a softening of national and local revenues in the third quarter and fourth quarter of 1995 and higher revenues in 1994, a year with significant political revenue and in which the majority of the stations broadcast the 1994 Winter Olympics. Production and distribution revenue increased $133.5 million or greater than 100% primarily due to increases in domestic syndication, network and foreign syndication revenues, production activity and the continued exploitation of NWCG's library.

     Total direct costs and selling, general and administrative costs increased $151.5 million in 1995. The television broadcasting expense increase of $51.6 million includes an increase of $80.0 million from the Argyle and CitiCasters stations and an increase of $7.5 million for NW Television's original six stations due to higher staffing levels to support the increase in locally produced programming and increased promotional and advertising activities offset by a decrease of $35.9 million reflecting the sale of the Boston Station in March of 1995. Production and distribution operating expenses increased $99.9 million due to substantially greater production activity in 1995, the start-up of the sales and marketing firm in May of 1994 and higher overhead to support the production activity. Both of NWCG's business segments incurred operating expenses associated with NWCG's conversion of certain stations' network affiliation to the FOX network, which allows the broadcast stations to provide more locally-produced programming.

     Depreciation and amortization of intangible assets increased $23.6 million in 1995 due primarily to the acquisition of the broadcast television stations. Corporate expenses decreased $2.7 million in 1995 principally due to a decrease in litigation related expenses offset by increased personnel and salaries.

     Interest expense increased $38.7 million primarily due to the issuance of the Company's Discount Notes on June 30, 1994, higher debt balances for the acquisition of the broadcast television stations and the Entertainment Credit Agreement used primarily to fund the increased production activity, offset by a decrease resulting from the debt principal payments made with the proceeds from the sale of WSBK.

     The gain on the sale of stations reflects the March 7, 1995 sale of NWCG's investment in the Boston Station for gross proceeds of $107.5 million.

     The loss on sale of interest in NWCG represents the deficit of the Company's carrying value of NWCG over the Company's historical book value, primarily as a result of NWCG's adjustment of its basis in certain NWCG preferred stock.

     The income tax expense resulted primarily from the recognition of income taxes on the sale of the Boston Station. The liability associated with these taxes was offset by utilization of net operating losses. The utilization was reflected as a reduction of NW Television's excess reorganization value. Further, the amortization expense related to the majority of the intangible assets acquired in the purchase of the Argyle Stations, as well as the intangible assets of NW Television, is not deductible for tax purposes which has the effect of increasing NWCG's effective income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Holdings' Discount Notes

     Holdings is a holding company with no business operations or source of income of its own other than its interest in NWCG. NWCG or other affiliated entities are not required to declare dividends or make distributions to Holdings. Holdings currently anticipates that in order to make required payments under the Discount Notes, Holdings will be required to seek cash contributions from Fox. Terms of the indenture of the Discount Notes limit the amount of additional debt the Company and its subsidiaries may incur.

     On February 13, 1997, the Company made an offer to purchase all or part of the of the Discount Notes at a repurchase price in cash equal to their accreted value on the date of repurchase.

     The following discussion relates to NWCG and its liquidity and capital resources.

NWCG

     At December 31, 1996, NWCG had total debt outstanding of approximately $853.7 million of which approximately $42.8 million is due in 1997. On January 6, 1997, in conjunction with the sale of the San Diego Station, NW Television repaid $41 thousand of the 11% Notes. Further, the balance of the excess net proceeds from the station sale of $193.2 million, which is reflected as restricted cash at December 31, 1996, reverted to NW Television free of any liens for use as permitted under the terms of the Step-up Notes and the 11% Notes.

     Simultaneous with the Fox Merger, NWCG repaid the Acquisition Credit Agreement and the Entertainment Credit Agreement using available cash and $285.7 million made available to the Company by Fox.

On March 6, 1997, NW Television used a portion of the excess net proceeds from the San Diego Station sale to redeem the Step-up Notes for a purchase price in cash equal to 100% of the outstanding principal balance of the notes of $107.9 million. As a result of the Fox Merger, on February 13, 1997 NW Television made an offer to purchase the outstanding balance of the 11% Notes at a repurchase price in cash equal to 100% of the principal amount outstanding. Currently the 11% Notes are the only debt outstanding at NWCG.

     To service the 11% Notes, NWCG plans to utilize broadcasting operating cash flow of NW Television. NWCG believes that operating cash flow will be sufficient to satisfy current requirements for operating, investing and financing activities of NW Television, including debt service prior to final maturity. NWCG expects that the funds required to meet principal payments upon the final maturity of the 11% Notes in 2004 and 2005 will be provided by a combination of broadcasting operating cash flow of NWCG, excess net proceeds from the San Diego Station sale and cash to be made available by Fox.
Provisions of the 11% Notes limit the amount of additional debt NW Television may incur.

     NWCG's capital budget for 1997 of approximately $16 million will be used primarily in the broadcasting segment to support the news gathering and reporting operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
NWCG Holdings Corporation

 Report of Independent Auditors...........................................   21

 Consolidated Balance Sheet as of December 31, 1996 and 1995..............   22

 Consolidated Statement of Operations for the years ended
  December 31, 1996, 1995 and 1994........................................   23

 Consolidated Statement of Stockholder's Equity (Deficit) for the years
  ended December 31, 1996, 1995 and 1994..................................   24

 Consolidated Statement of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994.......................................    25

 Notes to Consolidated Financial Statements..............................    27

 Supplemental Financial Information......................................    46

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholder
NWCG Holdings Corporation

        We have audited the accompanying consolidated balance sheet of NWCG Holdings Corporation as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NWCG Holdings Corporation at December 31, 1996 and 1995 and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                       /s/ Ernst & Young LLP

Atlanta, Georgia
March 13, 1997

                           NWCG HOLDINGS CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   DECEMBER 31,
                                           --------------------------
                                               1996           1995
                                           -----------    -----------
                ASSETS
Current assets:
  Cash and cash equivalents  .  .  .  .    $   139,861    $    75,361
  Restricted cash.  .  .  .  .  .  .  .        193,163              -
  Receivables  .  .  .  .  .  .  .  .          206,676        175,210
  Television program contract rights  .         21,514         23,735
  Film costs  .  .  .  .  .  .  .  .  .         63,573         83,761
  Prepaid expenses.  .  .  .  .  .  .            2,680          3,876
  Deferred income taxes  .  .  .  .  .           5,306          4,410
                                           -----------    -----------
     Total current assets  .  .  .  .          632,773        366,353
Property, plant and equipment.  .  .  .        187,583        213,059
Long-term receivables  .  .  .  .  .  .         13,424         22,819
Television program contract rights  .            5,368          5,419
Film costs  .  .  .  .  .  .  .  .  .           47,329         35,393
Intangible assets  .  .  .  .  .  .  .       1,186,935      1,508,870
Equity investments.  .  .  .  .  .  .           40,237         36,549
Other assets  .  .  .  .  .  .  .  .  .         35,257         34,076
Assets held for sale  .  .  .  .  .  .               -         16,727
                                           -----------    -----------
                                           $ 2,148,906    $ 2,239,265
                                           ===========    ===========
  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses    $    96,763    $    82,553
  Television program contracts payable          22,669         26,872
  Deferred income  .  .  .  .  .  .  .          22,667         35,532
  Participations and residuals payable          57,155         43,434
  Current notes payable  .  .  .  .  .               -         16,727
  Current portion of long-term debt  .          42,816         15,342
                                           -----------    -----------
     Total current liabilities  .  .  .        242,070        220,460
Non-current television program
 contracts payable  .  .  .  .                   7,423          7,448
Long-term debt  .  .  .  .  .  .  .  .       1,110,569      1,237,511
Other non-current liabilities  .  .  .          21,368         26,257
Participations and residuals payable  .          6,006         23,908
Deferred tax credits  .  .  .  .  .  .          80,436         77,510
Minority interest  .  .  .  .  .  .  .         422,970        353,692
Subsidiary's redeemable preferred stock        311,746        335,311
Commitments and contingencies
Stockholder's equity:
  Preferred stock, $.01 par value,
   1,000 shares
   authorized, none issued and
    outstanding  .  .  .  .  .                       -              -
  Common stock, $.01 par value, 1,000
   shares
   authorized, 100 issued and
   outstanding  .  .  .  .  .  .
  Additional paid-in capital  .  .  .          519,809        519,767
  Accumulated deficit  .  .  .  .  .  .       (573,491)      (562,599)
                                           -----------    -----------
     Total stockholder's equity
      (deficit)  .  .  .  .  .  .              (53,682)       (42,832)
                                           -----------    -----------
                                           $ 2,148,906    $ 2,239,265
                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              1996          1995          1994
                                           ----------    ----------    ---------
Net revenue:
 Broadcasting  .  .  .  .  .  .  .  .      $  425,367    $  376,766    $ 302,115
 Television production and distribution       246,118       228,244       94,783
                                           ----------    ----------    ---------
                                              671,485       605,010      396,898
Operating expenses:
 Direct costs:
  Broadcasting  .  .  .  .  .  .  .  .        175,335       175,802      144,001
  Television production and
   distribution  .  .  .  .  .  .  .          204,282       186,286       90,105
 Selling, general and administrative:
  Broadcasting  .  .  .  .  .  .  .  .         85,690        75,503       55,675
  Television production and
   distribution  .  .  .  .  .  .  .           42,429        37,620       33,915
Depreciation and amortization of
 intangible assets  .  .  .  .                 75,369        66,608       42,997
Corporate expenses  .  .  .  .  .  .  .        25,186        20,506       23,201
                                           ----------    ----------    ---------
 Income from operations  .  .  .  .  .         63,194        42,685        7,004
Other income (expense):
 Interest expense  .  .  .  .  .  .  .       (128,710)     (120,297)     (81,607)
 Gain on sale of stations.  .  .  .  .        230,393        41,671            -
 Gain (loss) on sale of interest in
  NWCG  .  .  .  .  .  .                        3,935        (7,379)      86,648
 Fox Merger costs  .  .  .  .  .  .  .        (15,516)            -            -
 Interest and investment income  .  .           8,004         8,155        9,176
 Other  .  .  .  .  .  .  .  .  .  .  .        (6,964)       (4,957)      (2,207)
                                           ----------    ----------    ---------
      Other income (expense), net  .  .        91,142       (82,807)      12,010
                                           ----------    ----------    ---------

Income (loss) before income taxes,
 minority interest, and
 equity in earnings    .  .  .  .  .  .       154,336       (40,122)      19,014
Benefit (provision) for income taxes  .      (128,288)      (34,500)       2,570
Minority interest in (income) loss of
 consolidated subsidiary  .                   (40,413)       20,839       29,298
Equity in earnings (loss) of affiliates         3,473          (607)        (811)
                                           ----------    ----------    ---------
Net income (loss)  .  .  .  .  .  .  .     $  (10,892)   $  (54,390)   $  50,071
                                           ==========    ==========    =========

          See accompanying notes to consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                           CONSOLIDATED STATEMENT OF
                         STOCKHOLDER'S EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                           ADDITIONAL PAID-IN
                                         COMMON STOCK          CAPITAL           ACCUMULATED DEFICIT       TOTAL
                                        --------------   --------------------   ---------------------    ----------
Balance at December 31, 1993            $                $            446,845   $            (325,658)   $  121,187
Capital contribution  .  .  .  .  .                  -                 63,324                       -        63,324
Dividends  .  .  .  .  .  .  .  .                    -                      -                (232,622)     (232,622)
Net income  .  .  .  .  .  .  .  .                   -                      -                  50,071        50,071
                                        --------------   --------------------   ---------------------    ----------
Balance at December 31, 1994                                          510,169                (508,209)        1,960
Capital contribution  .  .  .  .  .                  -                  9,598                       -         9,598
Net loss  .  .  .  .  .  .  .  .  .                  -                      -                 (54,390)      (54,390)
                                        --------------   --------------------   ---------------------    ----------
Balance at December 31, 1995                                          519,767                (562,599)      (42,832)
Capital contribution  .  .  .  .  .                  -                     42                       -            42
Net loss  .  .  .  .  .  .  .  .  .                  -                      -                 (10,892)      (10,892)
                                        --------------   --------------------   ---------------------    ----------
Balance at December 31, 1996            $                $            519,809   $            (573,491)   $  (53,682)
                                        ==============   ====================   =====================    ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           NWCG HOLDINGS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                               1996          1995          1994
                                           ----------    ----------    ----------
Cash flow from operating activities:
 Net income (loss)  .  .  .  .  .  .  .    $  (10,892)   $  (54,390)   $   50,071
 Adjustments to reconcile net income
  (loss) to net
  cash used in operating activities:
 Minority interest in income (loss) of
  consolidated
  subsidiary  .  .  .  .  .  .  .  .           40,413       (20,839)      (29,298)
 (Gain) loss on sale of interest in
  NWCG  .  .  .  .  .  .                       (3,935)        7,379       (86,648)
 Gain on sale of stations  .  .  .  .        (230,393)      (41,671)            -
 Deferred taxes  .  .  .  .  .  .  .  .       106,087        29,430        (4,460)
 Depreciation and amortization of
  intangible and other
  assets  .  .  .  .  .  .  .  .  .  .         75,369        66,608        42,997
 Television program contract
  amortization, net of payments   .  .           (379)        4,437         4,399
 Film cost amortization, net of
  additions  .  .  .  .  .  .  .  .  .          9,078       (15,653)      (20,990)
 Noncash interest expense and
  compensation   .  .  .  .  .                 42,377        35,974        16,901
 Changes in assets and liabilities, net
  of acquisitions and dispositions:
   Receivables and other assets  .  .         (41,299)      (41,082)       15,413
   Liabilities  .  .  .  .  .  .  .  .         (7,884)       (6,290)      (12,714)
                                           ----------    ----------    ----------
   Total adjustments  .  .  .  .  .  .        (10,566)       18,293       (74,400)
                                           ----------    ----------    ----------
 Net cash used in operating activities        (21,458)      (36,097)      (24,329)
Cash flow from investing activities:
 Capital expenditures and equity
  investments  .  .  .  .  .                  (27,694)      (40,848)      (23,204)
 Proceeds from sale of stations  .  .         436,212       207,500             -
 Acquisitions, net of cash acquired  .              -      (360,511)     (459,980)
 Increase in restricted cash.  .  .  .       (193,163)            -             -
 Other  .  .  .  .  .  .  .  .  .  .  .             -           749          (480)
                                           ----------    ----------    ----------
 Net cash provided by (used in)               215,355      (193,110)     (483,664)
  investing activities  .  .  .
Cash flow from financing activities:
 Capital contributions  .  .  .  .  .              42         9,598        63,324
 Issuance of debt  .  .  .  .  .  .  .              -       495,429       228,014
 Stock dividends paid  .  .  .  .  .  .             -             -      (212,300)
 Repayment of debt  .  .  .  .  .  .  .      (138,065)     (401,468)      (65,552)
 Subsidiary's issuance of preferred and
  common stock  .  .                            8,626        45,310       630,859
                                           ----------    ----------    ----------
 Net cash provided by (used in)
  financing activities  .  .  .              (129,397)      148,869       644,345
                                           ----------    ----------    ----------
Net increase (decrease) in cash  .  .          64,500       (80,338)      136,352
Cash balance, beginning of period  .  .        75,361       155,699        19,347
                                           ----------    ----------    ----------
Cash balance, end of period  .  .  .  .    $  139,861    $   75,361    $  155,699
                                           ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                           NWCG HOLDINGS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (CONTINUED)

                                                   YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1996         1995          1994
                                           ---------   ----------    ----------
Supplemental disclosures of cash flow
 information:
  Cash paid for interest  .  .  .  .  .    $  91,541   $   81,395    $   64,470
                                           =========   ==========    ==========
  Cash paid for income taxes  .  .  .      $  15,294   $    4,195    $    2,074
                                           =========   ==========    ==========
Supplemental schedule of noncash
 investing and financing activities:
  Purchase of television program
   contract rights  .  .  .  .             $  37,822   $   37,723    $   29,565
                                           =========   ==========    ==========
  Addition to film costs  .  .  .  .  .    $ 118,373   $  113,363    $   60,652
                                           =========   ==========    ==========
Genesis and Moving Target Purchases:
  Fair value of assets acquired  .  .                                $   59,082
  Fair value of NWCG stock and warrants
   issued  .  .  .                                                      (25,405)
                                                                     ----------
  Liabilities assumed  .  .  .  .  .  .                              $   33,677
                                                                     ==========
CitiCasters' Stations Purchase:
  Fair value of assets acquired  .  .                                $  377,990
  NWCG common stock warrants issued  .                                  (10,000)
  Cash payments  .  .  .  .  .  .  .  .                                (359,449)
                                                                     ----------
  Liabilities assumed  .  .  .  .  .  .                              $    8,541
                                                                     ==========
Argyle stations purchase:
  Fair value of assets acquired  .  .                  $  778,527
  Purchase option applied to purchase
   price  .  .  .  .  .                                  (100,000)
  Cash paid, net of cash received  .  .                  (360,084)
                                                       ----------
  Liabilities assumed  .  .  .  .  .  .                $  318,443
                                                       ==========
Cannell purchase:
  Fair value of assets acquired.  .  .                 $   38,703
  NWCG preferred stock issued  .  .  .                    (30,000)
                                                       ----------
  Liabilities assumed  .  .  .  .  .  .                $    8,703
                                                       ==========


          See accompanying notes to consolidated financial statements.

                           NWCG HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


     NWCG Holdings Corporation (the "Company" or "Holdings") was formed and incorporated on June 2, 1994 by NWCG (Parent) Holdings Corporation ("Parent"), which is a wholly-owned subsidiary of Andrews Group Incorporated ("Andrews"). Andrews transferred its 37,192,236 shares of New World Communications Group Incorporated ("NWCG") Class B Common Stock, $.01 par value, to the Company. Subsequently, 2,682,236 shares thereof were transferred to Parent and are reflected in the accompanying financial statements as a dividend. As of December 31, 1996, Holdings' interest in NWCG, its only asset, represented an equity interest of approximately 48% of NWCG, and approximately 83% of its voting power, based upon outstanding equity on such date.

     On January 22, 1997 (the "Fox Merger Date"), a special meeting (the "Special Meeting") of stockholders of NWCG was held. At the Special Meeting, the Agreement and Plan of Merger dated as of September 24, 1996 (the "Fox Merger Agreement"), by and among NWCG, The News Corporation Limited, a South Australian corporation ("News Corp."), Fox Television Stations, Inc., a Delaware corporation in which News Corp. has an indirect interest ("Fox"), and Fox Acquisition Co., Inc., a Delaware corporation and a wholly-owned subsidiary of Fox ("Merger Sub"), was approved. Immediately following the Special Meeting, the transactions contemplated by the Fox Merger Agreement were consummated, including the merger of Merger Sub with and into NWCG and a stock purchase pursuant to the Stock Purchase Agreement dated as of September 24, 1996 (the "Stock Purchase Agreement"), by and among News Corp., Fox and Parent (the transactions contemplated by the Fox Merger Agreement and the Stock Purchase Agreement, collectively, the "Fox Merger").

     Pursuant to the Stock Purchase Agreement, Fox purchased from Parent 2,682,236 shares of common stock of NWCG owned by Parent and all of the outstanding shares of capital stock of the Company. The consideration for such purchase was 1.45 American Depositary Shares of News Corp. ("ADSs"), each of which represents four fully paid and non-assessable Preferred Limited Voting Ordinary Shares of A$.50 of News Corp., for each share of common stock of NWCG directly or indirectly acquired by Fox, pursuant to the Stock Purchase Agreement, with the aggregate number of ADSs issued to Parent reduced to approximate the accreted amount of the Discount Notes outstanding at the effective time of the Fox Merger.

     As a result of the Fox Merger, Fox, both directly and through its investment in Holdings, has acquired all of the shares of common stock of NWCG (other than any shares previously owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary) and both the Company and NWCG have become subsidiaries of Fox. Holdings' interest in NWCG, which currently consists of NWCG Class A Common Stock, represents an equity and voting interest of approximately 93% of NWCG based upon outstanding equity as of the Fox Merger Date. The Fox Merger has resulted in a change of control of the Company. Prior to the consummation of the Fox Merger, the Company was an affiliate of Mafco Holdings, Inc. ("Mafco"), a Delaware corporation which is wholly-owned by Mr. Ronald O. Perelman, the former Chairman of the Board of the Company.

     The accompanying consolidated financial statements reflect the historical results associated with Andrews' investment in NWCG prior to the Company's formation. The investment was primarily comprised of (i) New World Entertainment, Ltd. and Four Star International, Inc. (collectively, "NW Entertainment") and (ii) commencing May 25, 1993, a majority interest in New World Television Incorporated ("NW Television"). The accompanying consolidated financial statements are derived from the historical books and records of the Company and do not give effect to any purchase accounting adjustments which Fox may record as a result of the Fox Merger.

                           NWCG HOLDINGS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1996

     At December 31, 1996, the Company, through NWCG and its primary wholly-owned subsidiaries NW Television, NWC Acquisition Corporation ("NW Acquisition") and NW Entertainment, was engaged in the ownership and operation of ten FOX network affiliated broadcast television stations throughout the United States, the production and distribution (both domestically and internationally) of filmed entertainment and the exploitation of its filmed entertainment libraries. See Note 2 for a discussion of dispositions and acquisitions.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Minority interest represents the minority stockholders' share of results of operations of NWCG. Certain prior period amounts have been reclassified to conform to current presentation.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and cash equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less.

     Restricted cash. Restricted cash represents highly-liquid investments with original maturities of three months or less, the use of which is restricted under the terms of the Company's long-term debt agreements. See Notes 2 and 4 for a further discussion of restricted cash.

     Television program contract rights. The rights to broadcast non-network programs are stated at the lower of cost, less accumulated amortization, or net realizable value. Costs are amortized based upon the usage of programs under methods which generally result in straight-line amortization. The cost of program rights expected to be used and amortized within one year is classified as a current asset. Sports broadcast rights are generally expensed when the events are televised.

     Film costs. Film costs consist of story rights, screenplays, acquisition and production costs (which benefit future periods) and capitalized overhead costs, and are stated at the lower of cost, net of accumulated amortization, or estimated net realizable value. Abandoned story and development costs are expensed to production direct costs. The current portion of film costs include unamortized costs of film inventory released and allocated to the Company's primary markets and television films in production that are under contract of sale.

     Film costs are amortized and estimated total costs of participations and residuals are accrued in the same ratio that current gross revenues bear to management's estimated gross revenues from all sources on an individual film or series basis. Such estimates are revised quarterly and estimated losses, if any, are provided for in full when known. Based on management's estimates of future revenues, approximately 80% of unamortized film costs will be amortized over the next three years.

     Property, plant and equipment. The property, plant and equipment of the Company are carried at cost net of accumulated depreciation. Depreciation is computed on the straight-line method for financial accounting purposes using lives of 26 to 30 years for buildings, 11 to 19 years for land improvements, 14 to 17 years for towers, 4 to 8 years for broadcast equipment, 8 to 12 years for office furniture and fixtures, 4 to 8 years for automobiles and other assets and 5 to 7 years for leasehold improvements.

                           NWCG HOLDINGS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1996

     Deferred financing costs. Costs incurred with the issuance of debt are included in other assets net of accumulated amortization. Amortization is reflected as interest expense over the respective lives of the applicable issues; unamortized costs will be written off when the related debt is retired.

     Intangible assets. Intangible assets include network affiliation agreements, broadcast licenses, goodwill and excess reorganization value. The components of intangible assets are amortized on a straight-line basis over 10-40 years.

     The carrying values of intangible assets as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on undiscounted estimated cash flows over the remaining amortization period, the Company's carrying value of the assets would be reduced to their estimated fair value.

     Production and distribution revenue. Revenues from broadcast television, home video, pay and cable television licensing contracts, which may provide for the receipt of non-refundable guaranteed amounts, are recognized when the film is available for exploitation, provided other conditions of sale have been met. Recognition of revenues related to deposits and cash advances received on pre-sales are deferred until all material conditions of the sale have been met. Deferred income consists primarily of advance payments received on contracts for which the programs are not yet available for broadcast or exploitation. The Company enters into contracts for the licensing of television products for which the revenue and related accounts receivable will be recorded in future periods when the products are available for broadcast or exploitation. These contracts aggregated $89.2 million and $58.7 million at December 31, 1996 and 1995, respectively.

     Fair market value of financial instruments. The carrying values of all financial instruments, excluding long-term debt, approximate fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, or quoted market rates (Note 4).

     Income taxes. The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.

     Stock options. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for employee stock options issued by NWCG to certain employees of NWCG and its subsidiaries because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of NWCG's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

2.  ACQUISITIONS, DISPOSITIONS AND PRO FORMA FINANCIAL INFORMATION

     On March 7, 1994, in accordance with the November 1993 Agreement and Plan of Reorganization and Merger (as amended, the "NWCG Merger Agreement") between NW Television, NWCG, and Andrews, NW Television merged into a subsidiary of NWCG and all outstanding shares of common stock of NW Television were converted into a like number of shares of NWCG common stock. Further, the holders of the NW Television

                           NWCG HOLDINGS CORPORATION

Class A Warrants and Class B Warrants obtained the right to acquire and receive a like number of shares of NWCG common stock. As a result of the NWCG Merger, NW Television became a wholly-owned subsidiary of NWCG. On March 9, 1994, NWCG purchased all of the capital stock of NW Entertainment and Four Star and entered into a non-competition agreement and an indemnification agreement with Andrews (as such agreements are contemplated by the NWCG Merger Agreement), in exchange for the issuance by NWCG to Andrews of 25,383,707 shares of Class B Common Stock. Due to the Company's common control over NW Entertainment, Four Star, Genesis and NWCG, in connection with this transaction, the Company recorded a credit to goodwill of $20.7 million to reflect the excess of the Company's carrying value of NWCG over its historical book value. The reduction in goodwill is being amortized over a 40-year period.

     In September and October 1994, NWCG consummated the acquisition of four broadcast television stations, KSAZ-TV (Phoenix), WDAF-TV (Kansas City), WGHP-TV (Greensboro-High Point) and WBRC-TV (Birmingham) from CitiCasters (the "CitiCasters' Stations") for consideration of approximately $359.4 million plus the NWCG Class D Warrant with an estimated fair value of $10.0 million. In March 1995 NWCG entered into a purchase agreement with Fox with respect to WBRC-TV and WGHP-TV providing for the acquisition of the stations from NWCG at a price equal to the price paid by NWCG therefor, together with the excess, if any, of the aggregate marginal financing costs incurred by NWCG with respect to its acquisition of the stations over the net cash generated (other than through financing activities) by the stations, in each case for the period through the date the stations were purchased by Fox. NWCG borrowed $40.4 million from Fox, non-recourse to NWCG, secured by an interest in a trust which held the stock of the entities which owned WBRC-TV and WGHP-TV. As of January 1996, Fox completed the purchase of WBRC-TV and WGHP-TV for approximately $140 million including the extinguishment of such debt, subject to certain adjustments.

     In March 1995, NW Television sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5 million. NW Television recorded a gain on the sale of $41.7 million. NW Television repaid $19.5 million of the Bank Credit Agreement Loans in March 1995 and $77.3 million of the Step-up Notes in April 1995 from the net proceeds of the Boston Station sale.

     NWCG purchased certain debt and equity securities of Argyle Television Holding, Inc. ("Argyle") for total consideration of approximately $750.4 million, including $100 million in cash paid for an option in 1994 and assumption of debt of approximately $283.6 million. For financial reporting purposes, the acquisition occurred on March 31, 1995. FCC approval for change in control of the television stations occurred on April 14, 1995. Argyle controlled four VHF television stations, KDFW-TV (Dallas), KTBC-TV (Austin), KTVI-TV (St. Louis), and WVTM-TV (Birmingham). NWCG changed the network affiliation of three of these stations to the FOX network. Upon consummation of the affiliation changes, NWCG issued Series C Preferred Stock to Fox for consideration of approximately $62.8 million.

     In July 1995 NWCG purchased Cannell Entertainment Inc. ("Cannell") for NWCG Series E Cumulative Preferred Stock valued at approximately $30 million and certain other consideration.

     In August 1996, NWCG sold the assets constituting WVTM-TV (the "Birmingham Station") for gross proceeds of $204.5 million. NWCG recorded a gain on the sale of $103.3 million. In August and September 1996, NW Acquisition repaid a total of $95.0 million of the Acquisition Credit Agreement from the net proceeds of the Birmingham Station sale.

     In November 1996, NWCG sold the assets constituting KNSD-TV (the "San Diego Station") for gross proceeds of $231.7 million. NWCG recorded a gain on the sale of $127.1 million. NW Television repaid the outstanding balance of $27.6 million of the Bank Credit Agreement Loans in November 1996 and $1.7 million of the Step-up Notes in December 1996 from the net proceeds of the San Diego Station sale. The use of the

                           NWCG HOLDINGS CORPORATION
remaining net proceeds of $193.2 million from the San Diego Station sale was restricted at December 31, 1996 under the terms of the NW Television debt agreements pending the outcome of the NW Television's offer to purchase a portion of the 11% Notes (Note 4).

     The following condensed pro forma consolidated statement of operations information gives effect, as of January 1, 1995 and 1996, to the disposal of WGHP-TV and WBRC-TV, the sales of the Boston Station, the Birmingham Station and the San Diego Station, the repayment of a portion of NW Television's debt and NWC Acquisition's debt, the acquisition of the Argyle stations and the issuance of NWCG preferred stock. The pro forma financial results do not necessarily reflect either future results or the results that would have occurred had the transactions discussed above actually occurred on the date indicated. (In thousands):

                                      FOR THE YEAR ENDED DECEMBER 31,
                                           1996             1995
                                     --------------------------------
                                               (UNAUDITED)
     Statement of Operations Data
     ----------------------------
     Net revenues  .  .  .  .        $   618,225        $  572,698
     Net loss  .  .  .  .  .  .          (49,900)          (46,569)

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     The composition of receivables at December 31, 1996 and 1995 was as follows (in thousands):

                                              1996         1995
                                           ---------    ---------
     Broadcast receivables  .  .  .  .     $ 103,587    $ 107,825
     Production receivables  .  .  .  .      107,607       73,117
     Other receivables  .  .  .  .  .          9,848        6,468
                                           ---------    ---------
                                             221,042      187,410
     Less: Allowance for doubtful
      accounts  .  .  .  .  .  .  .          (14,366)     (12,200)
                                           ---------    ---------
                                           $ 206,676    $ 175,210
                                           =========    =========
     The composition of long-term receivables at December 31, 1996 and 1995 was as follows (in thousands):
                                              1996         1995
                                           ---------    ---------
     Production receivables  .  .  .  .    $  16,326    $  23,917
     Allowance for doubtful accounts  .       (2,902)      (1,098)
                                           ---------    ---------
                                           $  13,424    $  22,819
                                           =========    =========

     The broadcast television stations sell advertising time to a variety of customers in diversified industries; the production and distribution segment distributes film products to broadcast networks' affiliates, independent television stations and cable television companies domestically and overseas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables for the broadcasting segment are generally due within 30 days; receivables for the production and distribution segment

                           NWCG HOLDINGS CORPORATION
are payable under the terms of the contracts for periods frequently exceeding one year. Credit losses have consistently been within management's expectations and industry standards.

     The composition of property, plant and equipment at December 31, 1996 and 1995 was as follows (in thousands):

                                             1996         1995
                                           ---------    ---------
     Land, buildings and land
      improvements  .  .  .  .  .  .       $  68,080    $  73,428
     Broadcast towers  .  .  .  .  .  .        9,052       11,133
     Other broadcast and news gathering
      equipment  .  .  .  .                  126,780      128,092
     Office furniture and fixtures  .         33,308       27,849
     Automobiles  .  .  .  .  .  .  .          8,597        8,139
     Leasehold improvements  .  .  .  .        6,402        5,755
     Construction in progress  .  .  .         1,503        4,655
                                           ---------    ---------
                                             253,722      259,051
     Total accumulated depreciation and
      amortization  .  .  .                  (66,139)     (45,992)
                                           ---------    ---------
                                           $ 187,583    $ 213,059
                                           =========    =========
     The composition of other assets at December 31, 1996 and 1995 was as follows (in thousands):
                                              1996       1995
                                           --------   --------
     Deferred financing costs  .  .  .     $ 12,598   $  13,517
     Local marketing agreement  .  .  .      18,567     15,705
     Other  .  .  .  .  .  .  .  .  .         4,092      4,854
                                           --------   --------
                                           $ 35,257   $ 34,076
                                           ========   ========

          In May 1994, KDFW-TV (KDFW) entered into a ten year time brokerage agreement (commonly referred to as a local marketing agreement or LMA) with KDFI-TV (KDFI), an independent television station in Dallas, Texas at a total cost of $20.6 million. Under the LMA, KDFW provides substantially all of the programming for KDFI and is responsible for the sales and marketing of all the commercial air time within specified programs. In return, KDFW retains the revenue derived from such advertising and is obligated to reimburse KDFI quarterly for certain operating and other expenses during the term of the agreement. In addition, KDFW paid $4.0 million for an assignable option to acquire substantially all of KDFI's broadcasting assets. In May 1996, KDFW entered into a series of transactions whereby KDFW assigned the option to a third party which in turn purchased the broadcast assets of KDFI, assumed the time brokerage agreement and granted KDFW an option to acquire all of the debt and equity securities of the assignee for $1.2 million. Such option expires May 31, 2004. The total cost of the LMA and option agreement is being amortized on a straight-line basis over 10 years.

    The composition of intangible assets at December 31, 1996 and 1995 was as follows (in thousands):

                                              1996           1995
                                           -----------    -----------
     Network affiliation agreements,
      broadcast licenses, goodwill
      and excess reorganization value      $ 1,308,893    $ 1,593,182
     Total accumulated amortization  .        (121,958)       (84,312)
                                           -----------    -----------
                                           $ 1,186,935    $ 1,508,870
                                           ===========    ===========

                           NWCG HOLDINGS CORPORATION

    The composition of film costs, net of accumulated amortization, at December 31, 1996 and 1995 was as follows (in thousands):

                                             1996       1995
                                           --------   --------
Current
-------
     Released  .  .  .  .  .  .  .  .      $ 55,101   $ 55,166
     In process and development  .  .         8,472     28,595
                                           --------   --------
                                           $ 63,573   $ 83,761
                                           ========   ========

                                             1996       1995
                                           --------   --------
Non-current
-----------
     Released  .  .  .  .  .  .  .  .      $ 42,821   $ 31,839
     In process and development  .  .         4,508      3,554
                                           --------   --------
                                           $ 47,329   $ 35,393
                                           ========   ========

     Accumulated amortization of film costs was $775.4 million and $649.0 million at December 31, 1996 and 1995, respectively.

    The composition of accounts payable and accrued expenses at December 31, 1996 and 1995 was as follows (in thousands):

                                             1996       1995
                                           --------   --------
     Trade payables  .  .  .  .  .  .      $ 10,087   $ 14,129
     Accrued interest  .  .  .  .  .  .      12,247     14,392
     Accrued salaries and wages  .  .        16,523     15,536
     Income taxes payable  .  .  .  .        11,728      5,637
     Other payables  .  .  .  .  .  .        46,178     32,859
                                           --------   --------
                                           $ 96,763   $ 82,553
                                           ========   ========

4.  LONG-TERM DEBT

    Long-term debt at December 31, 1996 and 1995 was as follows (in thousands):

                                               1996          1995
                                           -----------   -----------
     Acquisition Credit Agreement  .  .    $   297,375   $   400,000
     Bank Credit Agreement Loans  .  .               -        27,619
     Step-up Notes  .  .  .  .  .  .  .        107,891       114,380
     11% Notes  .  .  .  .  .  .  .  .         373,735       373,735
     Discount Notes  .  .  .  .  .  .          299,716       261,119
     Entertainment Credit Agreement  .          74,668        76,000
                                           -----------   -----------
                                             1,153,385     1,252,853
     Less current portion  .  .  .  .           42,816        15,342
                                           -----------   -----------
                                           $ 1,110,569   $ 1,237,511
                                           ===========   ===========

                           NWCG HOLDINGS CORPORATION

     Acquisition Credit Agreement --The Company has a $400 million revolving credit facility with final maturity on September 29, 2001 and interest, at the Company's option, at a Eurodollar rate plus 1.5% to 2.75% or a prime rate plus
 .25% to 1.5%. The Company's debt leverage ratio determined the premium above those rates. Up to $25 million of the facility was available for working capital needs, (the "Working Capital Line"); up to $375 million was available for qualifying acquisitions of broadcast television stations (the "Acquisition Line") through September 29, 1996. On September 30, 1996, the Acquisition Line commitment was reduced to $305 million, with additional quarterly reductions beginning December 31, 1996 through March 31, 1997, at which time the Acquisition Line would convert to a term loan with mandatory quarterly payments. Both the Working Capital Line and the Acquisition Line mature in 2001. This facility is secured by a lien on common stock and intercompany notes of subsidiaries holding the assets and liabilities of the acquired stations, as defined. The weighted average interest rate in effect at December 31, 1996 was 8.10%.

     Bank Credit Agreement Loans -- The Bank Credit Agreement Loans were paid in full in connection with the sale of the San Diego Station (Note 2). The Bank Credit Agreement Loans were secured by a lien on common stock and intercompany notes of the broadcast stations held by NW Television (the "Pledged Collateral").

     Step-up Notes -- Senior secured notes maturing on June 30, 1998; interest at 7 1/2% to May 25, 1996, 8 1/2% to May 25, 1997 and 9 1/2% thereafter, payable quarterly; minimum annual principal payments of $4.7 million in 1997 and $103.2 million in 1998 (as adjusted for mandatory payments made in 1995 and 1996), plus mandatory annual prepayments based upon the excess cash flow of NW Television, as defined; redeemable at NW Television's option at any time prior to maturity at 100% of outstanding principal plus accrued interest; secured by the Pledged Collateral. Interest expense on the Step-up Notes was accrued at 7.82%, which represents the effective interest rate over the term of the notes. The excess of interest accrued at the effective rate over interest at the stated rate of the notes is included in other noncurrent liabilities. Prior to the repayment of the Bank Credit Agreement Loans, the minimum annual principal payments and all mandatory payments were required to be shared with the Bank Credit Agreement Loans on a pro rata basis, and the security interest in the Pledged Collateral was held on a pari passu basis with the Bank Credit Agreement Loans.

     On March 6, 1997, NWCG used a portion of the excess net proceeds from the San Diego Station sale to redeem the Step-up Notes for a purchase price equal to 100% of the outstanding principal balance of the notes.

     11% Notes -- Secured senior notes maturing June 30, 2005; interest at 11% to maturity, payable semi-annually; redeemable at NW Television's option at any time on or after June 30, 1998 at 101% of outstanding principal amount prior to June 30, 1999 and 100% thereafter, plus accrued interest; mandatory redemption of 50% of original principal amount on June 30, 2004 at 100% of outstanding principal amount plus accrued interest; remaining balance due at maturity; secured by lien on Pledged Collateral, third in priority behind permitted letters of credit and Step-up Notes.

     On January 6, 1997, in conjunction with the sale of the San Diego Station, NWCG repaid $41 thousand of the 11% Notes. Further, the balance of the excess net proceeds from the sale of the San Diego Station, which is reflected as restricted cash at December 31, 1996, reverted to NW Television for use as permitted under the terms of the Step-up Notes and the 11% Notes.

     As a result of the Fox Merger, on February 13, 1997 the Company made an offer to purchase the outstanding balance of the 11% Notes at a repurchase price in cash equal to 100% of the principal amount outstanding.

                           NWCG HOLDINGS CORPORATION

     Discount Notes. Senior Secured Discount Notes due 1999 with the principal amount of $420.5 million for which the Company received net proceeds of $212.3 million. The Discount Notes require no cash interest payments until maturity on June 15, 1999 and yield approximately 13.5% per annum. The Discount Notes are secured by a first priority pledge of 34,510,000 shares of NWCG Class A Common Stock and limit the Company's and NWCG's ability to incur additional indebtedness. All of the proceeds were remitted to Andrews in the form of a dividend in 1994.

     As a result of the Fox Merger, on February 13, 1997 the Company made an offer to purchase all or part of the Discount Notes at a repurchase price in cash equal to their accreted value on the date of repurchase.

     Entertainment Credit Agreement. The Company has a $100 million revolving credit facility with a final maturity on March 24, 1999 with interest at Eurodollar rate plus 1 1/2% or a prime rate plus 1/2%. The Company has the option of the Eurodollar or prime rates. Borrowings are based on eligible accounts receivable and are secured by film costs, receivables and other assets. The weighted average interest rate in effect at December 31, 1996 was 7.09%.

     Simultaneous with the Fox Merger, NWCG repaid the Acquisition Credit Agreement and the Entertainment Credit Agreement using available cash and approximately $285.7 million made available to the Company by Fox. In conjunction with the repayment of the Acquisition Credit Agreement and the Entertainment Credit Agreement and the partial repayment of the 11% Notes, the Company wrote off approximately $7.7 million of deferred financing costs in 1997.

     Maturities of long-term debt as of December 31, 1996 are as follows, using the fully accreted value of the Discount Notes (in thousands):

      Year Ending December 31:
                 1997           $    42,816
                 1998               164,200
                 1999               559,954
                 2000                76,250
                 2001                57,188
                 Thereafter         373,735
                                -----------
                                $ 1,274,143
                                ===========

     The Company's debt agreements include various ratios and covenants, including restrictions on additional indebtedness, investments, capital expenditures, transactions with affiliated companies and payment of dividends.

     The fair value of the Company's long-term debt at December 31, 1996 is approximately $1,224.3 million.

                           NWCG HOLDINGS CORPORATION

5.  COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     On March 10, 1994, Steven Cooperman commenced an action, on behalf of himself and purportedly derivatively on behalf of SCI Television, Inc. (or its purported successor corporation, NWCG) and as a class action, against certain of the officers and directors of NWCG, certain of their respective affiliates and certain of their advisors, asserting, among other things, breaches of fiduciary duty, unjust enrichment, constructive fraud and abuse of control in connection with the transactions contemplated by the Agreement (the "Action"). A settlement was reached and approved by the Court. Under the terms of the settlement, NWCG was to issue 2 million warrants (the "Settlement Warrants") for the purchase of one share of NWCG stock each at the market price on the day of issue. The Settlement Warrants will be exercisable over a 90-day period, 5 years from the date of issue. There was also a payment of cash consideration, the majority of which was expensed in 1994. In addition, as part of the settlement, an affiliate of NWCG contributed the stock of L.C. Holding Corporation, a company with an educational film library, to NWCG. Subsequent to the approval of the settlement by the Court, the lone objector to the settlement has filed an appeal. The Company believes that the appeal is without merit and does not believe that success by the objector on appeal would have a material adverse effect on the business, assets, financial or other condition, or results of operations of the Company and its subsidiaries, taken as a whole. However, the Company is unable to predict whether the settlement terms or the terms of the Settlement Warrants will be modified as a result of the consummation of the Fox Merger.

     In connection with the acquisition of NWCG by News Corp., three suits were filed asserting claims against NWCG and members of NWCG's board of directors, and one of the suits also names News Corp. as a defendant. The plaintiffs allege, in general, that the price being paid by News Corp. for NWCG's stock is inadequate, and that in agreeing to the acquisition NWCG's directors breached their fiduciary duties as directors of NWCG by failing to act with appropriate care or with independent judgment. News Corp. is alleged to have taken unfair advantage of its ownership of NWCG capital stock. Plaintiffs seek (i) rescission of the acquisition, (ii) full and fair disclosure, and (iii) money damages and recovery of fees and disbursements of counsel. Plaintiffs have advised the Court that a stipulation of dismissal without prejudice will be filed shortly. The defendants believe that this litigation is without merit, and will contest the action vigorously if plaintiffs pursue the action.

     The Company is a party to a number of other pending legal proceedings. The Company does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company's operations or financial results.

  Programming Commitments

     As of December 31, 1996, the broadcast segment has commitments aggregating approximately $17.5 million for various broadcast programming rights through 2001. Certain agreements require the Company to purchase programming that has not yet been produced; the dollar amount of such contracts is not estimable.

                           NWCG HOLDINGS CORPORATION

6.  INCOME TAXES

     The Company's operations, excluding NWCG's, are included in the consolidated federal and certain state income tax returns of Mafco and its subsidiaries. The Company makes tax sharing payments in amounts equivalent to the tax liability that would have been made had the Company filed separate tax returns. No such payments were required in 1996, 1995 and 1994. The Company has provided income tax expense as if its subsidiaries were separate taxpayers.

     NWCG began filing consolidated federal and certain state income tax returns effective January 1, 1994. Prior to this date, tax returns were filed by NWCG's predecessor, NW Television. Effective March 1994, with the purchase of the capital stock of NW Entertainment and Four Star and the purchase of the remaining 50% of Genesis, NW Entertainment, Four Star and Genesis are included in NWCG's consolidated federal and certain state income tax returns. Prior to this date, NW Entertainment and Four Star were included in the consolidated income tax returns of Mafco.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                    DECEMBER 31, 1996
                                           --------------------------------
                                                CURRENT         NONCURRENT
                                                ASSETS            ASSETS
                                             (LIABILITIES)     (LIABILITIES)
                                           --------------    --------------
     Accounts receivable  .  .  .  .  .    $        2,143    $        1,035
     Film costs  .  .  .  .  .  .  .  .            12,811            29,892
     Property, plant and equipment   .                  -           (14,953)
     Intangible assets  .  .  .  .  .                   -          (105,222)
     Long-term debt discount  .  .  .                   -             2,367
     Financial reporting accruals and
      reserves  .  .  .  .  .  .                   (2,006)            5,616
     Other temporary differences  .  .              2,519           (11,011)
     AMT credit carryover  .  .  .  .                   -             7,898
     NOL carryover  .  .  .  .  .  .  .                 -           102,888
     Valuation allowance  .  .  .  .  .           (10,161)          (98,946)
                                           --------------    --------------
                                           $        5,306    $      (80,436)
                                           ==============    ==============

                           NWCG HOLDINGS CORPORATION

                                                    DECEMBER 31, 1995
                                           --------------------------------
                                                CURRENT         NONCURRENT
                                                ASSETS            ASSETS
                                             (LIABILITIES)     (LIABILITIES)
                                           --------------    --------------
     Accounts receivable  .  .  .  .  .    $        2,420    $        1,671
     Film costs  .  .  .  .  .  .  .  .            22,323            32,960
     Property, plant and equipment  .                   -           (11,661)
     Intangible assets  .  .  .  .  .                   -          (119,738)
     Long-term debt discount  .  .  .                   -             3,033
     Financial reporting accruals and
      reserves  .  .  .  .  .  .                  (12,059)             (426)
     Other temporary differences  .  .              2,026            (7,211)
     AMT credit carryover  .  .  .  .                   -             1,000
     NOL credit carryover  .  .  .  .                   -           218,520
     Valuation allowance  .  .  .  .  .           (10,300)         (195,658)
                                           --------------    --------------
                                           $        4,410    $      (77,510)
                                           ==============    ==============

     At December 31, 1995, the Company, excluding NWCG, had NOL for federal income tax purposes of approximately $49.4 million and NWCG had NOL of $510.9 million, all of which expires in 2002 through 2009. At December 31, 1996, the Company, excluding NWCG, had NOL and a related valuation allowance of approximately $88.8 million. NWCG's consolidated NOL at December 31, 1996 was approximately $175.0 million, of which approximately $175.0 million is subject to certain limitations under Section 382 described below. Limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended, (the "Code") after a change of control, will limit the amount of NOL which will be available to offset future taxable income. At December 31, 1996, NWCG has a valuation allowance against such restricted NOL for the excess of the NOL over the amount of taxable temporary differences which will reverse during the permitted carryover period. As a result of the Fox Merger, another change of control under Section 382 of the Internal Revenue Code has occurred. Management believes such ownership change will not have a material affect on the use of NOL's.

     Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              1996         1995         1994
                                           ---------    ---------    --------
Current
       Federal  .  .  .  .  .  .  .  .     $   6,898    $   1,000    $   (560)
       State  .  .  .  .  .  .  .  .  .   .   13,439        1,078       1,018
       Foreign  .  .  .  .  .  .  .  .         1,864        2,992       1,432
                                           ---------    ---------    --------
                                              22,201        5,070       1,890
Deferred
       Federal  .  .  .  .  .  .  .  .        88,270       19,567      (3,926)
       State  .  .  .  .  .  .  .  .  .       17,817        9,863        (534)
                                           ---------    ---------    --------
                                             106,087       29,430      (4,460)
                                           ---------    ---------    --------

Total provision (benefit) for income
 taxes  .  .  .                            $ 128,288    $  34,500    $ (2,570)
                                           =========    =========    ========

                           NWCG HOLDINGS CORPORATION

  A reconciliation of the income tax provisions (benefits) is as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                               1996         1995         1994
                                           ---------    ---------    ---------
Provision assuming federal income tax
 rate  .  .                                $  54,017    $ (14,043)   $   6,655
Amortization of and sale of intangibles       40,558       25,009        5,375
State income tax  .  .  .  .  .  .  .         20,316        7,112          148
Foreign income tax  .  .  .  .  .  .  .        1,864        2,992        1,432
Loss (gain) on sale of NWCG  .  .  .  .       (1,377)       2,583      (30,327)
Losses without benefit  .  .  .  .  .         10,172       11,883       13,650
Other  .  .  .  .  .  .  .  .  .  .  .         2,738       (1,036)         497
                                           ---------    ---------    ---------
                                           $ 128,288    $  34,500    $  (2,570)
                                           =========    =========    =========

     Income tax expense in 1996 and 1995 resulted primarily from the recognition of income taxes on the sales of the San Diego Station and the Birmingham Station in 1996 and the Boston Station in 1995 due to the lower historical tax bases of the stations' net assets. The liability associated with these taxes will be offset by utilization of NWCG's net operating losses. A portion of the utilization has been reflected as a reduction of goodwill and excess reorganization value of approximately $104.1 million in 1996 and $12.1 million in 1995.


7.  EMPLOYEE BENEFITS

Defined Benefit Plans

     Certain employees of the Company not participating in union sponsored plans who meet eligibility requirements are included in one of two Company sponsored defined benefit pension plans (the "Pension Plans").

     Under the provisions of the Pension Plans, benefits are earned based on years of service and the participants' average earnings during the three to five consecutive highest paid calendar years of employment.

     Data relating to the Pension Plans are as follows (in thousands):

                                             DECEMBER 31,                DECEMBER 31,
                                                 1996                        1995
                                           --------------              ---------------
Actuarial present value of benefit
 obligations:
  Accumulated benefit obligation,
   including vested benefits of
   $58,857 and $52,752  .  .  .  .  .      $       59,478              $      53,758
                                           ==============              =============
  Projected benefit obligation for
   services rendered to date  .  .  .  .   $       75,884              $      74,663
  Assets of Pension Plans at fair value,
   primarily listed stocks and
   U.S. bonds  .  .  .  .  .  .  .  .  .          (58,623)                   (55,707)
                                           --------------              -------------
  Projected benefit obligation in
   excess of the assets of Pension
   Plans  .  .  .  .  .  .  .  .  .  .             17,261                     18,956
  Unrecognized prior service cost  .  .             3,043                      3,861
  Unrecognized net loss  .  .  .  .  .             (8,040)                   (11,635)
                                           --------------              -------------
  Accrued pension liability recognized
   in consolidated balance sheet  .  .     $       12,264              $      11,182
                                           ==============              =============

                           NWCG HOLDINGS CORPORATION

                                                          YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                                1996           1995                     1994
                                           --------------    ---------               ----------
Net pension cost includes the following
 components:
 Service cost -- benefits earned during    $        4,146    $   2,901               $    3,193
  the period
 Interest cost on projected benefit                 5,470        4,546                    4,053
  obligation  .  .
 Actual (return) loss on the assets of             (2,377)      (8,681)                   1,836
  Pension Plans
 Amortization of prior service cost  .               (284)        (291)                    (175)
 Unrecognized gain (loss) subject to               (2,503)       4,372                   (5,103)
  amortization
                                           --------------    ---------               ----------
 Net periodic pension cost  .  .  .  .     $        4,452    $   2,847               $    3,804
                                           ==============    =========               ==========

     The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation and net pension cost are 7.5%, 7.25%, and 8.5% at December 31, 1996, 1995, and 1994, respectively. The rate of increase in future compensation levels and the expected long-term rate of return on assets range from 3% to 5% and 9% to 10%, respectively, in all periods presented. The Company funds minimum amounts required by ERISA.

     The Pension Plans experienced a curtailment as a result of the sale of the San Diego and Birmingham stations. The related curtailment gain of $.7 million has been included in the calculation of the gain on the sale of the stations.

Other Plans

     Certain subsidiaries of the Company participate in 401k Plans. Those subsidiaries match contributions to the 401k Plans equal to a percentage of each participant's contributions under certain circumstances. Contributions by the Company under the 401k Plans are not significant.

     The Company provides certain additional benefits to retired or involuntarily terminated employees of certain subsidiaries based on years of service. As of December 31, 1996 and 1995, the Company had a liability of approximately $4.8 million and $5.4 million, respectively, related to these benefits.

     In conjunction with the Fox Merger, on March 31, 1997 the Company has announced that it will cease the accrual of benefits under the Pension Plans. Immediately thereafter, substantially all of the participants in the Pension Plans will become participants in the Fox Inc. Pension Plan, which offers benefits which are substantially similar to the benefits offered by the Pension Plans. In addition, Fox plans to merge the Pension Plans into the Fox Inc. Pension Plan. No curtailment is expected to occur as a result of the foregoing.


8.  EQUITY TRANSACTIONS

     NWCG completed an equity offering (the "NWCG Offering") pursuant to which each holder of record other than Andrews ("Record Holders") of the Class B Common Stock or of Existing $.01 Warrants on March 9, 1994 (the "Record Date") was entitled, in accordance with NWCG's Amended and Restated Certificate of Incorporation and the NWCG Merger Agreement, to subscribe for 1.90732627 shares of Class B Common Stock (or, under certain circumstances, Class A Warrants, Series 2 of NWCG, exercise price $.01 per share (the "new $.01 Warrants" and, together with the Existing Warrants, the "Warrants")) for each share of Class B Common Stock or Existing $.01 Warrant owned by such Record Holder as of the close of business on the Record Date.

                           NWCG HOLDINGS CORPORATION

The NWCG Offering, which expired on March 31, 1994, resulted in a non-cash gain to the Company of approximately $31.0 million.

NWCG Redeemable Preferred Stock

     On March 28, 1994, an entity affiliated with Apollo Advisors ("Apollo") made an equity investment in NWCG of $60.0 million. Such investment was in the form of 1,200,000 shares of Series A redeemable preferred stock bearing a dividend of 6 3/8% per annum that is convertible into shares of Class B Common Stock at a conversion price of $10.164 per share (subject to adjustment), is mandatorily redeemable on the 15th anniversary of issuance, is noncallable for four years, is callable thereafter at specified premiums declining to par on the tenth anniversary of issuance and is subject to a mandatory offer to purchase at specified prices in the event of a change in control at NWCG ("NWCG Series A Preferred"). Apollo was also granted certain registration, preemptive and tag-along rights. In connection with such investment, Apollo agreed not to exercise its right to purchase shares offered pursuant to the NWCG Offering. During 1996, Apollo converted 487,872 shares of NWCG Series A Preferred into Class B Common Stock and sold 612,128 shares of NWCG Series A Preferred to a third party. As of December 31, 1996, Apollo held 100,000 shares of NWCG Series A Preferred.

     Fox invested $250.0 million in NWCG through the purchase of NWCG Series C Preferred Stock and warrants to purchase up to 1,250,000 shares of NWCG Class A Common Stock at $15 per share and up to 4,625,000 shares of NWCG Class A Common Stock at $50 per share. This investment was made over 1994 and 1995, upon the effectiveness of affiliation agreements between the Company's television stations and the FOX network. The NWCG Series C Preferred Stock is non-voting and mandatorily redeemable on the seventh anniversary of issuance at its aggregate liquidation preference of $250.0 million.

     In July 1995, NWCG issued 300,000 shares of NWCG Series E Cumulative Convertible Redeemable Preferred Stock, $.01 par value per share ("NWCG Series E Preferred") as consideration for the acquisition of Cannell. The NWCG Series E Preferred is redeemable at the option of the Company after July 1998, bears a dividend rate of 7% per annum and is convertible to NWCG Class A Common Stock at $19.95 per share. The NWCG Series E Preferred Stock is non-voting and has a liquidation preference of $30 million.

Stock Options

     NWCG has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for employee stock options issued by NWCG to certain of NWCG's employees because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of NWCG's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     NWCG's 1994 Stock Option Plan had authorized the grant of options to management personnel for up to 6.0 million shares of NWCG's common stock. All options granted have maximum 10 year terms and vested over a three year period, becoming fully vested at the end of 3 years of continued employment. Options granted expire within 90 days of an employee's termination.

     As a result of the Fox Merger, all unvested stock options on the Fox Merger Date became fully vested and exercisable and all outstanding options were assumed by Fox and became exercisable to purchase ADSs in a ratio of 1.45 ADSs for each share of NWCG common stock. In addition, if an option holder's employment with

                           NWCG HOLDINGS CORPORATION

NWCG is terminated within six months of the Fox Merger Date, the option expiration date will be extended from 90 days to one year after the employee's termination date.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.1% and 6.4%, a dividend yield of 0%; volatility factors of the expected market price of NWCG's common stock of 51.6% and 53.1%; and a weighted average expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because NWCG's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of NWCG's employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss for the years ended December 31, 1996 and 1995, assuming Statement 123 was adopted on January 1, 1995, was $(12.9) million and $(55.5) million, respectively.

     A summary of NWCG's stock option activity, and related information for the years ended December 31 follows:

                                             1996                      1995                      1994
                                 ------------------------------------------------------------------------------
                                                Weighted                  Weighted                  Weighted
                                                Average                   Average                   Average
                                   Options   Exercise Price  Options   Exercise Price  Options   Exercise Price
                                    (000)                     (000)                     (000)
Outstanding - beginning of year      5,473           $12.50    4,235           $ 9.88        -           $
Granted - Class A                      163           $16.66    1,549           $19.11    4,418           $ 9.82
Exercised                             (880)          $ 9.76     (231)          $ 8.68       (6)          $ 8.47
Forfeited                             (203)          $15.04      (80)          $12.28     (177)          $ 8.54
                                     -----                     -----                     -----
Outstanding - end of year            4,553           $13.07    5,473           $12.50    4,235           $ 9.88

Exercisable at end of year           2,594           $11.73    1,811           $10.21      826           $10.34

Weighted average fair value of
options granted during the year                      $ 8.70                    $10.16

     Exercise prices for options outstanding as of December 31, 1996 ranged from $8.47 to $22.69. The weighted-average remaining contractual life of those options is 7.7 years.

                           NWCG HOLDINGS CORPORATION

9.  RELATED PARTY TRANSACTIONS

     As of December 31, 1996, the Company was a wholly-owned subsidiary of Parent, which is a wholly-owned subsidiary of Andrews. Andrews is a wholly-owned subsidiary of Mafco. Mafco is wholly-owned by Ronald O. Perelman.

     Certain of the executives of the Company at December 31, 1996 were officers of Andrews and other affiliated companies. These executives were compensated directly by Andrews. For the years ended December 31, 1996, 1995 and 1994, NWCG expensed $5.5 million, $5.0 million and $4.0 million, respectively, representing NWCG's portion of the salaries and certain benefits of these executives as well as other costs.

     Prior to the Fox Merger, the Company and certain affiliates of Mafco were afforded coverage under selected common insurance policies obtained by a subsidiary of Mafco. The Company paid Mafco its allocable portion of the cost of this insurance coverage.

     Until the Fox Merger Date, NW Entertainment leased its principal offices (the "Real Property") from an affiliate of Mafco (the "1440 Sepulveda Limited Partnership") under a lease agreement with annual lease payments of approximately $3.0 million which expires in 2005 and had a five-year renewal option. Immediately after the effective time of the Fox Merger, pursuant to a Purchase and Sale Agreement, dated as of September 24, 1996, between 1440 Sepulveda Limited Partnership and Fox (the "Real Estate Agreement"), NWCG, as the assignee of Fox, purchased the Real Property for $40.0 million in cash made available to NWCG by Fox plus the assignment by NWCG of a $9.8 million promissory note in favor of NWCG from a former executive officer of NWCG to the 1440 Sepulveda Limited Partnership.

     Andrews leases certain office space in the Company's Atlanta, Georgia office. Andrews pays NWCG its allocable portion of lease costs.


10.  SEGMENT INFORMATION

     The Company principally operates in two businesses, (1) broadcasting and
(2) production and distribution of filmed entertainment. The broadcasting business operates ten broadcast television stations; the production and distribution business involves the production and distribution of filmed entertainment and includes the significant equity investments of the Company. Intersegment activity represents primarily syndication of programming. Substantially all of the net assets of NWCG are pledged as security under debt agreements and are generally not available for distribution.

                           NWCG HOLDINGS CORPORATION

     Segment information for these businesses not disclosed elsewhere in the consolidated financial statements follows (in thousands):

                                                           PRODUCTION AND
    YEAR ENDED DECEMBER 31, 1996         BROADCASTING       DISTRIBUTION       CORPORATE        TOTAL
------------------------------------   --------------    ----------------    -----------    -----------
     Total revenue                     $      425,367    $        248,123    $         -    $   673,490
     Intersegment revenue                           -              (2,005)             -         (2,005)
                                       --------------    ----------------    -----------    -----------
     Revenue from outside parties             425,367             246,118              -        671,485

     Operating income (loss)                   71,585              (9,183)           136         62,538
     Intersegment (income) loss                   776                (120)             -            656
                                       --------------    ----------------    -----------    -----------
     Total operating income (loss)             72,361              (9,303)           136         63,194
                                       ==============    ================    ===========    ===========
     Depreciation and amortization
      of intangible assets                     69,306               6,323           (260)        75,369
     Capital expenditures                      19,855               2,345              -         22,200

     AS OF DECEMBER 31, 1996
     Identifiable assets               $    1,718,713    $        350,200    $    79,993    $ 2,148,906

                                                           PRODUCTION AND
YEAR ENDED DECEMBER 31, 1995             BROADCASTING       DISTRIBUTION       CORPORATE        TOTAL
------------------------------------   --------------    ----------------    -----------    -----------
     Total revenue                     $      376,766    $        230,995    $         -    $   607,761
     Intersegment revenue                           -              (2,751)             -         (2,751)
                                       --------------    ----------------    -----------    -----------
     Revenue from outside parties             376,766             228,244              -        605,010

     Operating income (loss)                   51,729                (628)        (7,941)        43,160
     Intersegment (income) loss                  (896)                421              -           (475)
                                       --------------    ----------------    -----------    -----------
     Total operating income (loss)             50,833                (207)        (7,941)        42,685
                                       ==============    ================    ===========    ===========
     Depreciation and amortization
      of intangible assets                     62,483               4,545           (420)        66,608
     Capital expenditures                      23,250               4,910            652         28,812

     AS OF DECEMBER 31, 1995
     Identifiable assets               $    1,843,310    $        345,773    $    50,182    $ 2,239,265

                           NWCG HOLDINGS CORPORATION

                                                          PRODUCTION AND
    YEAR ENDED DECEMBER 31, 1994         BROADCASTING      DISTRIBUTION       CORPORATE        TOTAL
------------------------------------   --------------   ----------------    -----------    -----------
     Total revenue                     $      302,115   $         96,403    $         -    $   398,518
     Intersegment revenue                           -             (1,620)             -         (1,620)
                                       --------------   ----------------    -----------    -----------
     Revenue from outside parties             302,115             94,783              -        396,898

     Operating income (loss)                   53,934            (30,980)       (15,719)         7,235
     Intersegment (income) loss                   896             (1,127)             -           (231)
                                       --------------   ----------------    -----------    -----------
     Total operating income (loss)             54,830            (32,107)       (15,719)         7,004
                                       ==============   ================    ===========    ===========
     Depreciation and amortization
      of intangible assets                     40,505              2,870           (378)        42,997
     Capital expenditures                      18,199              5,005              -         23,204

     AS OF DECEMBER 31, 1994
     Identifiable assets               $    1,437,068   $        251,574    $    90,284    $ 1,778,926

                                   * * * * *

                           NWCG HOLDINGS CORPORATION

                       SUPPLEMENTAL FINANCIAL INFORMATION
                        QUARTERLY FINANCIAL INFORMATION


Summarized unaudited quarterly financial information for the years ended December 31, 1996 and 1995 (in thousands):


                                                               THREE MONTHS ENDED
                                          --------------------------------------------------------------
                                            DECEMBER 31,      SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                                1996              1996            1996           1996
                                          --------------    ---------------    ----------    -----------
Net revenue  .  .  .  .  .  .             $      193,080    $       142,931    $  173,605    $   161,869
Income (loss) from operations  .  .               34,393             (1,113)       27,042          2,872
Net income (loss)  .  .  .  .  .                  10,571              2,832        (8,774)       (15,521)
                                                               THREE MONTHS ENDED
                                          --------------------------------------------------------------
                                            DECEMBER 31,      SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                                1995               1995           1995           1995
                                          --------------    ---------------    ----------    -----------
Net revenue  .  .  .  .  .  .  .          $      184,104    $       138,494    $  167,548    $   114,864
Income (loss) from operations  .  .               20,897                803        22,897         (1,912)
Net loss  .  .  .  .  .  .  .  .                 (17,199)           (16,216)       (9,747)       (11,228)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSUREITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE

  The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 15, 1997.

Name                 Age                Position
----                 ---                --------
K. Rupert Murdoch..   66  Director of the Company and NWCG
Chase Carey........   43  Director and Chairman of the Company and NWCG
David F. DeVoe.....   50  Director of the Company and NWCG
Lawrence Jacobson..   38  Executive Vice President and Assistant Treasurer
                          of the Company and NWCG
Mitchell Stern.....   42  President and Chief Operating Officer of the
                          Company and NWCG

  K. Rupert Murdoch, Director. Director of the Company and NWCG since January 22, 1997. Chairman of the Board of Directors of News Corp. since August 1991. Executive Director and Chief Executive of News Corp. since 1979. Director of News Limited, News Corp.'s principal subsidiary in Australia, since 1953. Director of News International plc ("News International"), News Corp.'s principal subsidiary in the United Kingdom, since 1969. Director of News America Holdings Incorporated ("NAHI"), News Corp.'s principal subsidiary in the United States, since January 1985. Chairman, Chief Executive Officer and President of NAHI from January 1985 until October 1996. Chairman and a Director of Satellite Television Asian Region Limited ("STAR TV") since July 1993.
Member of the Board of British Sky Broadcasting Group plc ("BSkyB") since November 1990. Member of Share Option and Nominating Committees of News Corp.

  Chase Carey, Director and Chairman. Director and Chairman of the Company and NWCG since January 22, 1997. Executive Director and Co-Chief Operating Officer of News Corp. since October 1996. Director and Executive Vice President of NAHI since December 1996. Chairman and Chief Executive Officer of Fox Television since July 1994. Chief Operating Officer of Fox, Inc. since May 1992 and Executive Vice President since June 1988.

  David F. DeVoe, Director. Director of the Company and NWCG since January 22, 1997. Executive Director of News Corp. since October 1990. Senior Executive Vice President of News Corp. since January 1996 and Chief Financial Officer and Finance Director since October 1990. Executive Vice President of News Corp. from October 1990 until January 1996. Director and Executive Vice President of NAHI since July 1991. Director of STAR TV since July 1993. Director of BSkyB since December 1994.

  Lawrence Jacobson, Executive Vice President and Assistant Treasurer.
Executive Vice President and Assistant Treasurer of the Company and NWCG since January 22, 1997. Executive Vice President of Fox Television since May 1996. Executive Vice President and Chief Financial Officer of Fox Broadcasting Company since July 1994. Senior Vice President, Finance of Fox, Inc. since July 1992 and Vice President, Finance of Fox, Inc. from December 1990 to July 1992.

  Mitchell Stern, President and Chief Operating Officer. President and Chief Operating Officer of the Company and NWCG since January 22, 1997. President and Chief Operating Officer of Fox since January 1993. Executive Vice President and Chief Operating Officer of Fox from May 1992 to January 1993. Senior Vice

President, Fox and Station Manager of KTTV/Fox 11 from May 1990 to May 1992. Vice President and Chief Financial Officer of Fox from July 1986 to May 1990.


ITEM 11:  EXECUTIVE COMPENSATION

  The executive officers of the Company do not receive any compensation from the Company for serving in such capacities. Information required by this Item 11, as it relates to the Company's principal operating subsidiary, NWCG, is discussed below.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The current executive officers of the Company were appointed as of the date of the Fox Merger. The following table sets forth certain information concerning the compensation of NWCG's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company serving as of December 31, 1996 and one former executive who resigned during 1996 (these six individuals, collectively, the "named executive officers") for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1996, 1995 and 1994. The employment of the named executive officers was either terminated or they have been removed as officers of NWCG in January 1997 as a result of the Fox Merger. Any payments which were required to be made to such executives as a result of their termination are not reflected in the 1996 financial results of the Company.

                                                    SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          LONG-TERM
                                                      ANNUAL COMPENSATION                COMPENSATION
                                              ----------------------------------            AWARDS
                                                                        OTHER      ------------------------
                                                                       ANNUAL             SECURITIES             ALL OTHER
NAME AND                                        SALARY     BONUS    COMPENSATION          UNDERLYING            COMPENSATION
PRINCIPAL POSITION                      YEAR     ($)        ($)          ($)       OPTIONS  AND WARRANTS(#)         ($)
--------------------------------------  ----  ---------   -------   ------------   ------------------------  ----------------
William C. Bevins                       1996  1,000,000         -
  Chief Executive Officer (1)           1995  1,000,000         -                                                       0
                                        1994  1,000,000         -        520,500           250,000                      0

Arthur H.  Bilger                       1996  1,000,000   750,000        228,330                 -                  3,000
  President and Chief Operating         1995  1,000,000   500,000              -         1,225,000                      0
  Officer (2)                           1994     45,513         -              -                 -                      0

Terry C. Bridges                        1996    572,000   400,000              -                 -                      -
  Executive Vice President and          1995    541,600   160,000              -                 -                      -
  Chief Administrative Officer (3)      1994    496,666   200,000              -           200,000                      -

David A. Ramon                          1996    551,123   500,000              -                 -                      -
  President and Chief Operating         1995    536,293   200,000              -                 -                      -
  Officer of the Broadcast Group (4)    1994    202,567   200,000              -           200,000                      -

Farrell E. Reynolds                     1996    900,000   312,500              -                 -                  3,000
  Chairman and Chief Executive          1995    784,615   500,000              -                 -                  3,000
  Officer of the Broadcast Group (5)    1994    375,000   500,000              -           200,000                  3,000

 Brandon R. Tartikoff                   1996    583,333         -              -                 -                430,307
      Chairman of New World             1995  1,000,000         -              -                 -                 13,640
  Entertainment, Ltd. (7)               1994    572,435         -              -                 -                      0

(1) Mr. Bevins provided services to NWCG pursuant to an employment agreement entered into with Andrews and is compensated directly by Andrews. Amounts reflected as Salary and Bonus in the above table for Mr. Bevins are the amounts NWCG reimbursed Andrews for the services provided by Mr. Bevins to NWCG and it subsidiaries during 1994, 1995 and 1996. See "Employment Agreements." Other Annual Compensation for Mr. Bevins in 1994 includes $467,500 of non-cash compensation associated with NWCG's sale of 1,000,000 shares of NWCG Class A Common

    Stock to Mr. Bevins (see "Certain Relationships and Related Transactions - Certain Other Relationships"), and $39,000 of automobile allowances, with the remainder representing insurance premiums paid on behalf of Mr. Bevins.

(2) Salary reflects compensation from December 15, 1994, the date on which Mr. Bilger commenced employment (see "Employment Agreements"). Other Annual Compensation in 1996 includes $28,800 for a leased automobile, $95,450 for estate planning services, $70,130 for tax planning services, and $33,950 for country club fees and dues.

(3) Mr. Bridges provided services to NWCG pursuant to an employment agreement entered into with Andrews and is compensated directly by Andrews. Amounts reflected as Salary and Bonus in the above table for Mr. Bridges are the amounts NWCG reimbursed Andrews for the services provided by Mr. Bridges to NWCG and it subsidiaries during 1994, 1995 and 1996. See "Employment Agreements."

(4) Pursuant to employment agreements between Gillett Holdings, Inc., a former affiliate, ("GHI") and certain of its affiliates and Mr. Ramon, GHI paid Mr. Ramon an annual salary of $300,000 through December 31, 1994.

(5) Salary reflects compensation from July 1, 1994, the date on which Mr. Reynolds commenced employment. During the period from July 1, 1994 to January 1996, Mr. Reynolds served as President of NW Sales and Marketing, Inc. He became Chairman and Chief Executive Officer of the Broadcast Group in January 1996. Amounts reflected as All Other Compensation for 1994, 1995 and 1996 represents the employer matching contributions under the NW Sales & Marketing 401(k) Plan.

(6) Salary reflects compensation from June 6, 1994, the date on which Mr. Tartikoff commenced employment until his resignation from NWCG on July 16, 1996. All Other Compensation in 1996 includes $416,667 paid to Mr. Tartikoff in connection with his resignation from NWCG. Other amounts reflected as All Other Compensation for 1996 and 1995 represents life insurance premiums of $11,790 and $10,640, respectively, paid on his behalf and the balance represents the employer matching contribution under the NWCG
    401(k) Plan.   Mr. Tartikoff was also granted a warrant to purchase
    1,000,000 shares of NWCG Class A Common Stock in connection with NWCG's purchase of Moving Target Productions, Inc.


STOCK OPTION GRANTS

  There were no stock option grants of NWCG Class A Common Stock to the named executive officers during the year ending December 31, 1996.

AGGREGATED STOCK OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES

  The following table sets forth information concerning the value of unexercised options and warrants to purchase NWCG Class A Common Stock held by the named executive officers as of December 31, 1996. No options or warrants were exercised during the year ended December 31, 1996.

                          TOTAL NUMBER OF UNEXERCISED OPTIONS AND  VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AND
                                  WARRANTS AT YEAR-END (#)                  WARRANTS AT YEAR-END ($) (1)
                          ---------------------------------------  ---------------------------------------------
                                    EXERCISABLE/                                EXERCISABLE/
NAME                                UNEXERCISABLE                               UNEXERCISABLE
------------------------  --------------------------------------   --------------------------------------------
                                                                   C>
William C. Bevins.......           166,667/83,333                            2,796,672/1,398,328
Arthur H. Bilger(2).....           150,000/75,000                            2,006,250/1,003,125
Terry C. Bridges........           133,334/66,666                            2,002,010/1,000,990
David A. Ramon..........           166,667/33,333                              2,561,338/441,662
Farrell E. Reynolds.....           133,334/66,666                              1,977,010/988,490
Brandon R. Tartikoff (3)                0/0                                           0/0

(1) This column represents the excess of the fair market value of NWCG Class A Common Stock of $25.25 per share as of December 31, 1996 above the exercise price of the options. One column reports the "value" of the options that are vested and therefore could be exercised; the other the "value" of options that are not vested and therefore could not be exercised as of December 31, 1996.

(2) This tables does not reflect warrants issued to Mr. Bilger in December 1994 for the purchase of 1,000,000 shares of NWCG Class A Common Stock (see "Employment Agreements").

(3) This table does not reflect warrants with respect to 1,000,000 shares of NWCG Class A Common Stock issued to an affiliate of Mr. Tartikoff in connection with NWCG's acquisition of Moving Target Productions, Inc.


DEFINED BENEFIT RETIREMENT PLAN

  Mr. Ramon is the only named executive officer who participated in a Company sponsored defined benefit retirement plan (the "NW Television Pension Plan"). The table below illustrates the estimated annual standard pension benefit payable upon retirement in 1996 at specified compensation levels and years of service classifications.

                                 PENSION PLAN TABLE
------------------------------------------------------------------------------------
                                           YEARS OF BENEFIT SERVICE
                        ------------------------------------------------------------
REMUNERATION              5 YEARS   10 YEARS  15 YEARS  20 YEARS  25 YEARS  30 YEARS
----------------------  ---------   --------  --------  --------  --------  --------
$ 125,000                 $11,528   $23,056   $34,584   $46,113   $57,641   $57,641
  150,000                  13,966    27,931    41,897    55,863    69,828    69,828
  175,000 and over         14,291    28,581    42,872    57,163    71,453    71,453

  Mr. Ramon's compensation covered by the defined benefit plan for which the above table is provided includes the salary and bonus information set forth in the Summary Compensation Table. However, in 1996, covered compensation was limited by the Tax Reform Act of 1986 to $150,000. As of January 1, 1997, Mr. Ramon had nine credited years of service. Benefits set forth in the table are straight life annuity amounts and are subject to deductions for the satisfaction of Social Security obligations.

COMPENSATION OF DIRECTORS

  As of December 31, 1996, all of the directors of Holdings were officers of Mafco and did not receive incremental compensation in their capacity as directors.

EMPLOYMENT AGREEMENTS

  Mr. Bevins, Mr. Bridges and certain other executives of NWCG are employed as executive officers of Andrews and, until the Fox Merger Date, each served as an executive officer of NWCG pursuant to employment agreements with Andrews. NWCG reimbursed Andrews for a portion of the base salary and bonus paid to such individuals by Andrews. In determining the amount of the allocation, a number of factors were taken into account, including the services performed by these executives for NWCG and the relative time spent by these individuals on NWCG's business and the business of Andrews and other of its affiliates.

  NWCG had entered into an employment agreement with Arthur H. Bilger as of December 15, 1994, providing for Mr. Bilger's employment as NWCG's President and Chief Operating Officer through December 14, 1997, with provisions for automatic extensions of the term absent notice of termination from either party. The employment agreement provided for an annual base salary of $1,000,000 (subject to upward adjustment at the discretion of the Board of Directors); discretionary bonuses which might be granted, and, if granted, the amount and terms of which were determined, by the Board of Directors; options for 225,000 shares of NWCG Class A Common Stock; and warrants to purchase 1,000,000 shares of NWCG Class A Common Stock. The employment agreement also provided certain retirement, business expense, insurance and other benefits, including a $10,000,000 split-dollar life insurance policy for Mr. Bilger. In the event Mr. Bilger terminated his employment upon the occurrence of a Change in Control of NWCG or if his employment was terminated without Cause (as those terms are defined in the employment agreement), his options immediately vested and became exercisable. In the event that NWCG breached any material provision of the agreement or terminated the agreement without Cause (as defined), Mr. Bilger was entitled to receive at the end of a 45 day notice period, at Mr. Bilger's option, either an amount equal to the sum of base salary payable to the date of termination and an additional year's base salary or payment of the base salary over the remaining term of the employment agreement, plus benefits, all subject to mitigation. Under the employment agreement, Mr. Bilger was prohibited from competing with NWCG during the term of the employment agreement and for a period of one year after termination thereof for Cause (as defined therein). On January 27, 1997, Mr. Bilger notified NWCG of certain material breaches of his employment agreement. Pursuant to a severance agreement dated March 14, 1997, NWCG paid Mr. Bilger $1,000,000 in full settlement of all claims under his employment agreement. Mr. Bilger also served as Executive Vice President and Chief Operating Officer of Andrews pursuant to a separate employment agreement. Certain business travel expenses and medical benefits provided to Mr. Bilger under the terms of his employment agreement with Andrews were chargeable to NWCG.

  From June 6, 1994 until July 16, 1996, Brandon Tartikoff was employed by NWCG as Chairman of NW Entertainment. Mr. Tartikoff or his beneficiaries will continue to be paid the base salary and certain other benefits under the terms of his employment agreement, which provided for an annual base salary of $1,000,000 through June 30, 1999.

  NW Television had an agreement with Farrell Reynolds providing for his employment as Chairman and Chief Executive Officer for the period January 1, 1996 through December 31, 1998. The employment agreement provided for an initial annual base salary of $900,000, increased to $975,000 in 1997 and to $1,050,000 in 1998, with potential annual bonus amounts of up to $750,000 per year based on the achievement of certain financial goals. The employment agreement also provided for the grant of options for 100,000 shares of NWCG Class A Common Stock under NWCG's 1994 Stock Option Plan, as well as for certain retirement, insurance and other benefits. Further, his employment agreement provided that in the event Mr. Reynolds was terminated without Cause (as defined in his employment agreement) or if the Company breaches his contract, the Company shall (i) retain Mr. Reynolds' services as an independent consultant through March 1, 1997 for a monthly retainer plus reasonable out-of-pocket expenses and (ii) pay Mr. Reynolds an amount equal to (a) all unearned and unpaid amounts of base salary and bonus to the date of termination, (b) a portion of his then current year bonus (as defined in Mr. Reynolds' employment agreement), and (c) the difference between (x) the lesser of one year's base salary or the remaining base salary to be paid for the balance of the term of the employment agreement and (y) the present value of the aggregate consulting fees payable to Mr. Reynolds under (i) above. Under the agreement, Mr. Reynolds is prohibited from competing with NWCG during the term of such agreement and for a period of one year after termination thereof. Mr. Reynolds employment was terminated on January 31, 1997, and he was paid $975,000 pursuant to the terms of his employment agreement.

  NW Television had an employment agreement with David Ramon, with the initial three-year term of employment beginning May 25, 1993 (the "Effective Date"), and with such term automatically extending in successive one-month increments each month after the second anniversary of the Effective Date, unless either NW Television or Mr. Ramon gave notice to the other of its intention not to renew the employment term. The employment agreement provided for, among other things, a signing bonus, a base salary (adjusted on the basis of the consumer price index, with such adjustment capped at 5% per year), annual performance-based bonuses, certain perquisites, life insurance during the term of employment in specified amounts and a grant of options to purchase shares of NWCG Class A Common Stock in an amount to be specified (such options vesting over three years). In the event that Mr. Ramon was terminated without Cause (as defined in the Employment Agreements) or resigned with

Good Reason (as defined in the employment agreement) (i) he would be paid his bonus for the year of termination, (ii) his base salary and benefits would continue for the lesser of two years or the remaining term of the employment agreement and (iii) he would have the right to put his options to NWCG. Mr. Ramon's employment was terminated on January 23, 1997. Under the terms of his employment agreement, Mr. Ramon will be paid his base salary plus certain benefits through January 22, 1998, all subject to mitigation.

COMPENSATION COMMITTEE

  Since the Company did not compensate its executive officers for serving in such capacities, the Company did not have a compensation committee. Information with respect to NWCG's compensation committee prior to the Fox Merger is discussed below.

  Prior to the Fox Merger, the members of the compensation committee of NWCG (the "Compensation Committee") were David N. Dinkins, James D. Robinson III and Howard Gittis, all of whom were non-employee directors of NWCG. During 1996, Mr. Dinkins provided certain consulting services to Mafco and various of its affiliates. Mr. Gittis, a director of the Company, NWCG and NW Television prior to the Fox Merger, serves as a director of Mafco and various of its affiliates.

EXECUTIVE COMPENSATION POLICIES

  Prior to the Fox Merger, the basic elements of NWCG's executive compensation package, which were reflected in the various employment agreements among NWCG or its affiliates and the executive officers, were annual base salary, annual incentive bonuses and long-term incentive bonuses.

  Annual Salary and Incentive Bonuses. The base salary levels of NWCG's executive officers, other than the Andrews officers, were negotiated individually with each executive officer and were fixed by contract. Base salary of an executive officer was determined subjectively and was not subject to specific measurable criteria or performance goals. The emphasis was placed upon fixing salary at the level necessary to attract the particular executive sought and retain his services for a certain term. In that regard, consideration was given to the individual's then existing compensation arrangements as well as other alternative employment opportunities which were then reasonably available to that person.

  With certain exceptions, bonuses for NWCG's executive management was within the discretion of the Compensation Committee, based on the recommendations of management. Discretionary bonuses were available based on criteria tailored in each case to reward and motivate the individual executives. For example, the broadcast television operating executives participated along with other broadcast operating personnel in a bonus pool which approximated a percentage of operating cash flow of the station group for a given year. Other executives, including those employed by Andrews, had bonus criteria which were specifically tailored to levels of achievement of their job tasks or to levels of achievement of overall tasks by employee groups which they managed. Where bonuses were contractually set, the criteria used to determine variable bonus amounts related to financial performance levels of projects or business units which the executives managed.

  Long-Term Incentive Compensation. The Compensation Committee believed that executive management played a decisive role in NWCG's long-term business success and the creation of stockholder value. Because the value of a stock option had a direct relationship to the price of shares of NWCG Class A Common Stock, stock options encouraged executives and other key management employees to increase long-term stockholder value. NWCG emphasized this link with stockholder interests by encouraging the personal accumulation of an equity interest by NWCG executives. The Compensation Committee had, therefore, employed stock options granted pursuant to the NWCG 1994 Stock Option Plan as the predominant form of long-term incentive compensation and as a major portion of the executive compensation package. No stock options to purchase NWCG Class A Common Stock were granted during 1996.

  Other Compensation. NWCG's executive compensation program included a benefits component, in addition to base salary, bonuses and long-term incentives. This component included, among other things, automobile allowances, enhanced insurance and medical benefits. These benefits were viewed as less important than the salary, bonus and stock-based elements of compensation and, therefore, received far less emphasis.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

  NWCG's Chief Executive Officer until the Fox Merger Date, William C. Bevins, is also President, Chief Executive Officer and a director of Andrews. Mr. Bevins performed his services for Andrews and other affiliated companies, including NWCG, pursuant to an employment agreement with Andrews. Accordingly, Mr. Bevins' compensation was based on an apportionment arrangement with Andrews, which served as the common source of payment for all of the services rendered by Mr. Bevins to NWCG and to other affiliates of Mafco. While his entire salary was paid by Andrews, a portion of Mr. Bevins' compensation was allocated to NWCG by Andrews. In determining the amount of the allocation, a number of factors were taken into account, including the services performed by Mr. Bevins for NWCG, NWCG's financial performance and achievement of strategic objectives during the relevant time period, the relative time spent by Mr. Bevins on NWCG's business and the business of Andrews and its other affiliates, and the concern that the allocation be established at a level which reflected due concern for the interests of the public minority stockholders of NWCG prior to the Fox Merger.

COMPENSATION OF OTHER ANDREWS GROUP OFFICERS

  Until the Fox Merger Date, three other executive officers of NWCG were compensated for their services to NWCG by Andrews pursuant to Andrews employment agreements, which payments were reimbursed by NWCG. The amounts paid to these other executive officers relating to their services to NWCG were determined in the same general manner as Mr. Bevins' allocable compensation.

LIMIT ON DEDUCTIBILITY OF COMPENSATION

  Pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA"), annual compensation payable after January 1, 1994 to the Chief Executive Officer and each of the four highest paid executive officers is not deductible by NWCG for federal income tax purposes to the extent any such officer's overall compensation exceeds $1,000,000. Certain types of compensation, however, including qualifying performance-based incentive compensation, are both deductible and excluded for purposes of calculating the $1,000,000 base. OBRA recognizes stock option plans as performance-based if such plans meet certain requirements.

  It has been the general policy of NWCG to preserve the tax deductibility of compensation paid to its executive officers. NWCG believes that compensation that may be realized from stock options granted pursuant to the NWCG 1994 Stock Option Plan is tax deductible under the provisions of OBRA.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As a result of the Fox Merger on the Fox Merger Date, the Company became a wholly owned subsidiary of Fox, which is a wholly owned subsidiary of Twentieth Holdings Corporation ("THC"). K. Rupert Murdoch holds voting preferred shares of THC representing 76% of the voting power thereof. Such preferred stock is redeemable at the option of Fox, Inc. News Corp., through Fox, Inc., holds all of the common stock of THC (representing substantially all of the equity thereof and 24% of the voting power thereof).

  As of March 20, 1997, Cruden Investments Pty. Limited ("Cruden") (a corporation organized under the laws of the State of Victoria, Australia), a subsidiary thereof, Mr. Murdoch, members of his family and a corporation which is controlled by the trustees of settlements and trusts set up for the benefit of the Murdoch family, certain charities and other persons owned 599,988,254 Ordinary Shares, A$.50 each, of News Corp. (approximately

30.85% of the total thereof outstanding). Cruden is a private Australian incorporated investment company owned by Mr. Murdoch, members of his family and various corporations and trusts, the beneficiaries of which include Mr. Murdoch, members of his family and charities. By virtue of shares of News Corp. owned by corporations which are controlled by the trustees of settlements and trusts set up for the benefit of the Murdoch family, certain charities and other persons, and Mr. Murdoch's positions as Chairman and Chief Executive of News Corp., Mr. Murdoch may be deemed to control the operations of News Corp. The business address of THC and Mr. Murdoch is 10201 West Pico Boulevard, Los Angeles, California 90035, and the business address of News Corp. is 2 Holt Street, Sydney, New South Wales, Australia.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP OF THE COMPANY WITH MAFCO

  Mafco is wholly-owned by Ronald O. Perelman. Andrews, an affiliate of Mafco, is subject to the reporting requirements of the Exchange Act and in accordance therewith, files periodic reports and other information with the Commission. These reports can be inspected and copied at certain Commission facilities.

  Mr. Bevins, Mr. Bridges and two other executives of NWCG are employed as executive officers of Andrews and, until the Fox Merger Date, served as executive officers of NWCG pursuant to employment agreements with Andrews. NWCG reimbursed Andrews for a portion of the salary and bonus paid to such individuals by Andrews (see "Summary Compensation Table" for the amounts of such reimbursement with respect to Mr. Bevins and Mr. Bridges). In addition, Mr. Bilger has a separate agreement with Andrews pursuant to which he is employed as an Executive Vice President and Chief Operating Officer of Andrews.

  Until the Fox Merger Date, NW Entertainment leased its principal offices (the "Real Property") from an affiliate of Mafco (the "1440 Sepulveda Limited Partnership") under a lease agreement which provided for annual lease payments of approximately $3.0 million. Immediately after the effective time of the Fox Merger, pursuant to a Purchase and Sale Agreement, dated as of September 24, 1996, between 1440 Sepulveda Limited Partnership and Fox (the "Real Estate Agreement"), NWCG, as the assignee of Fox, purchased the Real Property for $40.0 million in cash made available to NWCG by Fox plus the assignment by NWCG of a $9.8 million promissory note in favor of NWCG from a former executive officer of NWCG to the 1440 Sepulveda Limited Partnership.

  NW Entertainment and certain of its subsidiaries occupy office space leased by an affiliate of Andrews in New York, New York with an annual lease payment of approximately $1.5 million, for the year ended December 31, 1996. Certain office space in NWCG's Atlanta, Georgia offices is made available to Andrews. Andrews reimburses NWCG for its allocable share of rent for such space.

  NW Entertainment has entered into certain agreements for the production and distribution of animated programs based upon certain Marvel Entertainment characters. Management believes that the terms of these agreements are no more or less favorable to NWCG than could have been obtained through arm's-length negotiations with an unaffiliated third party. NWCG made no payments pursuant to these arrangements in 1996.

INDEMNIFICATION AGREEMENT; NON-COMPETITION AGREEMENT

  Pursuant to and as part of the consideration under the NWCG Merger, Andrews entered into an Indemnification Agreement and a Non-Competition Agreement with NWCG. Pursuant to the Indemnification Agreement, Andrews was obligated to indemnify NWCG on a net basis generally against (i) certain liabilities of the Acquired Entities, as defined in the Indemnification Agreement and generally including New World Entertainment and its then subsidiaries (other than NW Genesis), which existed as of September 30, 1993 or arose from facts existing on that date but were not reflected on or reserved against in the relevant balance sheets for such entities provided as of that date and (ii) liabilities of certain discontinued operations. The Indemnification

Agreement also required Andrews to indemnify NWCG with respect to certain notes issued in connection with the purchase of stock of Genesis Entertainment (now NW Genesis). During 1996, no payments were made to NWCG with respect to liabilities covered by the Indemnification Agreement. These agreements were terminated on the Fox Merger Date.

  Prior to the Fox Merger, the Company and certain affiliates of Mafco were afforded coverage under selected common insurance policies obtained by a subsidiary of Mafco. The Company paid Mafco its allocable portion of the cost of this insurance coverage.

CERTAIN RELATIONSHIPS WITH FOX


  On the Fox Merger Date, Fox, an entity in which News Corp. has an indirect interest, acquired all of the shares of common stock of the Company and NWCG (other than shares previously owned, directly or indirectly by News Corp. or any News Corp. subsidiary), in a transaction referred to as the Fox Merger (see "Business - Recent Developments").

  Pursuant to an agreement dated as of May 21, 1994 (as amended, the "Fox Agreement" and the transactions contemplated thereby, the "Fox Transaction"), which agreement was effectively terminated on the Fox Merger Date, Fox agreed to invest $500 million (the "Fox Investment") in NWCG. Of the Fox Investment, $250 million was made on May 27, 1994 in exchange for 250,000 shares of Series B Preferred Stock. The remaining half of the Fox Investment was made through the purchase by Fox of up to 25,000 units (the "Units"), each consisting of one share of NWCG's Series C Senior Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), 50 of NWCG's Series E Warrants, and 185 of NWCG's Series F Warrants, at a price of $10,000 per Unit.

  Fox sold its television stations in Dallas, Texas and Atlanta, Georgia. With respect to the Fox television stations in Dallas, Texas and Atlanta, Georgia, the Fox Agreement provided that if the Net Proceeds (as defined in the Fox Agreement) from Fox's sale of such television stations exceeded a Target Amount (as defined in the Fox Agreement), Fox was to pay NWCG 50% of such excess. If the Net Proceeds from such sale were less than the Target Amount, NWCG was to pay Fox 50% of such deficiency (the "Deficit Payment"). The Target Amount was to be ten times the Operating Cash Flow (as defined in the Fox Agreement) of the applicable station for the fiscal year ended June 30, 1994. NWCG paid Fox approximately $19.8 million as the Deficit Payment in December 1995.

  The Fox Agreement afforded Fox certain rights of first negotiation with respect to any disposition of a television station by NWCG and limited NWCG's right to dispose of certain television stations without the prior written consent of Fox. Fox did not exercise its right of first negotiation with respect to the San Diego Station and the Birmingham Station sales.

  Pursuant to the Fox Agreement, in March 1995 NWCG entered into a purchase agreement with Fox with respect to WBRC-TV (Birmingham) and WGHP-TV (Greensboro-Highpoint), two stations originally purchased from CitiCasters Inc. (the "CitiCasters Stations"), providing for the acquisition of the CitiCasters Stations from NWCG at a price equal to the price paid by NWCG therefor, together with the excess, if any, of the aggregate marginal financing costs incurred by NWCG with respect to its acquisition of the CitiCasters Stations over the net cash generated (other than through financing activities) by the CitiCasters Stations, in each case for the period through the date the CitiCasters Stations were purchased by Fox. NWCG borrowed $40.4 million from Fox, non-recourse to NWCG, secured by an interest in a trust which held the stock of the entities which owned the CitiCasters Stations. As of January 1996, Fox completed the purchase of the CitiCasters for approximately $140 million including the extinguishment of such debt, subject to certain adjustments.

  The Stations are affiliated with the FOX network pursuant to affiliation agreements which provide for an initial term of ten years, which term may be extended for additional successive periods of five years each by agreement of the Fox Broadcasting Company, which operates the FOX network and NWCG. The affiliation agreements provide for the carriage by NWCG stations of FOX network programming during certain specified time periods and otherwise contain terms customary for such agreements.

  The distribution and syndication of programs in NW Entertainment's library is primarily accomplished through a reliance upon the distribution capabilities of units of the Fox Television and Fox Filmed Entertainment divisions of News Corp. In addition, the Stations license certain programming from a unit of the Fox Television division of News Corp., and certain other stations owned and operated by Fox license programming from NW Entertainment. Such licensing agreements are currently in effect and were established prior to the Fox Merger.

  The Company and its subsidiaries are insured under policies maintained by News Corp. and Fox, Inc., an indirect wholly owned subsidiary of News Corp. During 1997, Fox will begin to provide health and retirement benefits to the employees of the Company and its subsidiary under plans administered by Fox, Inc. The Company and its subsidiaries will reimburse Fox, Inc. for the portion of such costs attributable to the Company and its subsidiaries.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----
(a)(1) Financial Statements commence on p. 21
(2)    Supplemental Financial Statement Schedules
       Report of Independent Auditors.....................................   S-1
       Schedule I ---Condensed Financial Information of Registrant........   S-2
       Schedule II--Valuation and Qualifying Accounts.....................   S-5
(3)    Exhibits

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
2.1  --  Debtors' Joint Plan of Reorganization, dated March 4, 1993 as filed by
         New World Television Incorporated ("NW Television"). GCI Partners, SCI-
         GP Corp. and GCI-GP, Inc. (collectively, the "Debtors") (incorporated by reference to Exhibit 2.1 of the NW Television Registration Statement
         on Form S-1 (No. 33-64546) relating to NW Television's 11% Notes (the
         "NW Television Registration Statement")).
2.2  --  Debtors' Modification to the Debtors' Joint Plan of Reorganization,
         dated April 29, 1993 (incorporated by reference to Exhibit 2.2 of the
         NW Television Registration Statement).
2.3  --  Debtors' Further Modifications to the Debtors' Joint Plan of
         Reorganization, dated May 3, 1993 (incorporated by reference to Exhibit
         2.3 of the NW Television Registration Statement).
2.4  --  Debtors' Additional Modifications to the Debtors' Joint Plan of
         Reorganization, dated May 6, 1993 (incorporated by reference to Exhibit
         2.4 of the NW Television Registration Statement).
2.5  --  Settlement Agreement, dated May 5, 1993 (incorporated by reference to
         Exhibit 2.5 of the NW Television Registration Statement).
2.6  --  Stipulation Regarding Implementation of Settlement Agreement and
         Resolution of Investment Advisor's Claim, dated May 25, 1993
         (incorporated by reference to Exhibit 2.6 of the NW Television
         Registration Statement).
2.7  --  Disclosure Statement, dated January 19, 1993 (incorporated by reference to Exhibit 2.7 of the NW Television Registration Statement).
2.8  --  Disclosure Statement Supplement, dated February 12, 1993 (incorporated by reference to Exhibit 2.8 of the NW Television Registration
         Statement).
2.9  --  Disclosure Statement Second Supplement, dated February 19, 1993
         (incorporated by reference to Exhibit 2.9 of the NW Television
         Registration Statement).
2.10  -- Agreement and Plan of Reorganization and Merger, dated as of November
         23, 1993, by and among NW Television, Andrews, the Registrant and
         Merger Sub (the "Agreement and Plan of Reorganization

         and Merger") (incorporated by reference to Exhibit 2.11 of the NWCG
         Registration Statement on Form S-1 (No. 33-72738) relating to certain
         Securities (the "NWCG Registration Statement")).
2.11 -- Amendment to Agreement and Plan of Reorganization and Merger, dated as of December 30, 1993 (incorporated by reference to Exhibit 2.11 of the NW Television Registration Statement).
2.12  -- Memorandum of Understanding among New World Communications Group,
         Incorporated ("NWCG"), NWCG (Parent) Holdings Corporation ("NWCGP"),
         NWCG Holdings Corporation (the "Company") and The News Corporation
         Limited. ("News Corp."), dated as of July 17, 1996 (incorporated by reference to Exhibit 2.1 of the NWCG Form 8-K, dated July 17, 1996).
2.13 -- Agreement and Plan of Merger, dated as of September 24, 1996, by and among NWCG, News Corp., Fox Television Stations, Inc. ("Fox") and Fox
         Acquisition Co., Inc. ("Merger Sub") (incorporated by reference to
         Exhibit 2.2 of the NWCG Form 8-K, dated September 24, 1996).
2.14  -- Stock Purchase Agreement, dated as of September 24, 1996, by and among
         NWCGP, News Corp. and Fox (incorporated by reference to Exhibit 2.3 of the NWCG Form 8-K, dated September 24, 1996).
3.1 -- Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of NWCG Holdings Corporation Registration
         Statement on Form S-1 (No.33- 82274) relating to NWCG Holdings
         Corporation Senior Discount Notes (the "Holdings Registration
         Statement")).
3.2 -- Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Holdings Registration Statement).
4.1  --  Indenture, dated as of May 25, 1993, by and between NW Television, as
         Issuer, and Continental Bank, National Association, as Trustee
         (incorporated by reference to Exhibit 4.1 of the NW Television
         Registration Statement).
4.2  --  Indenture, dated as of May 25, 1993, by and between NW Television, as
         Issuer, and NationsBank of Georgia, National Association, as Trustee
         (incorporated by reference to Exhibit 4.2 of the NW Television
         Registration Statement).
4.3 -- Collateral Trust and Intercreditor Agreement, dated as of May 25, 1993, among NW Television, the Secured Party Representatives named therein, and Chemical Bank, as Collateral Trustee (incorporated by reference to Exhibit 4.3 of the NW Television Registration Statement).
4.4 -- SCI Pledge and Security Agreement, dated as of May 25, 1993, by and between NW Television, as Pledgor, and Chemical Bank, as Collateral
         Trustee (incorporated by reference to Exhibit 4.4 of the NW Television
         Registration Statement).
4.5  --  Subsidiary Pledge and Security Agreement by New World Communications of
         Atlanta, Inc. in favor of and for the benefit of NW Television, dated
         May 25, 1993 (incorporated by reference to Exhibit 4.5A of the NW
         Television Registration Statement).
4.7  --  Subsidiary Pledge and Security Agreement by New World Communications of
         Milwaukee, Inc. in favor of and for the benefit of NW Television, dated as of May 24, 1993 (incorporated by reference to Exhibit 4.5C of the NW
         Television Registration Statement).
4.8  --  Subsidiary Pledge and Security Agreement by New World Communications of
         Detroit, Inc. in favor of and for the benefit of NW Television, dated
         May 25, 1993 (incorporated by reference to Exhibit 4.5D of the NW
         Television Registration Statement).
4.9  --  Subsidiary Pledge and Security Agreement by New World Communications of
         Ohio, Inc. in favor of and for the benefit of NW Television, dated May
         24, 1993 (incorporated by reference to Exhibit 4.5E of the NW
         Television Registration Statement).
4.10 --  Subsidiary Pledge and Security Agreement by NW Communications of San
         Diego, Inc. in favor of and for the benefit of NW Television, dated as of May 25, 1993 (incorporated by reference to Exhibit 4.5F of the NW
         Television Registration Statement).
4.11 --  Subsidiary Pledge and Security Agreement by New World Communications of
         Tampa, Inc. in favor of and for the benefit of NW Television, dated as of May 25, 1993 (incorporated by reference to Exhibit 4.5G of the NW
         Television Registration Statement).
4.12 --  Deed to Secure Debt, Security Agreement, Financing Statement and
         Assignment of Rents made May 25, 1993 by New World Communications of
         Atlanta, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5H of the NW Television Registration Statement).

4.14 --  Mortgage, Security Agreement, Financing Statement and Assignment of
         Rents made May 25, 1993 by New World Communications of Milwaukee, Inc.
         in favor of NW Television (incorporated by reference to Exhibit 4.5J of the NW Television Registration Statement).
4.15 --  Mortgage, Security Agreement, Financing Statement and Assignment of
         Rents made May 25, 1993 by New World Communications of Detroit, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5K of the NW Television Registration Statement).
4.16 --  Mortgage, Security Agreement, Financing Statement and Assignment of
         Rents made May 25, 1993 by New World Communications of Ohio, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5L of the NW Television Registration Statement).
4.17 -- Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents made May 25, 1993 by NW Communications of San Diego, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5M of the NW Television Registration Statement).
4.18 --  Mortgage, Security Agreement, Financing Statement and Assignment of
         Rents made May 25, 1993 by New World Communications of Tampa, Inc. in favor of NW Television (incorporated by reference to Exhibit 4.5N of the NW Television Registration Statement).
4.19 --  New Intercompany Note made by New World Communications of Atlanta, Inc.
         in favor of NW Television in the principal amount of $16,700,000, dated
         May 25, 1993 (incorporated by reference to Exhibit 4.5O of the NW
         Television Registration Statement).
4.20 -- Amended and Restated Intercompany Note made by New World Communications of Atlanta, Inc. in favor of NW Television in the principal amount of $161,500,000, dated May 25, 1993 (incorporated by reference to Exhibit
         4.5P of the NW Television Registration Statement).
4.23 --  New Intercompany Note made by New World Communications of Milwaukee,
         Inc. in favor of NW Television in the principal amount of $14,300,000, dated May 25, 1993 (incorporated by reference to Exhibit 4.5S of the NW
         Television Registration Statement).
4.24 -- Amended and Restated Intercompany Note made by New World Communications of Milwaukee, Inc. in favor of NW Television in the principal amount of $11,600,000, dated May 25, 1993 (incorporated by reference to Exhibit
         4.5T of the NW Television Registration Statement).
4.25 --  New Intercompany Note made by New World Communications of Detroit, Inc.
         in favor of NW Television in the principal amount of $18,400,000, dated
         May 25, 1993 (incorporated by reference to Exhibit 4.5U of the NW
         Television Registration Statement).
4.26 -- Amended and Restated Intercompany Note made by New World Communications of Detroit, Inc. in favor of NW Television in the principal amount of $39,100,000, dated May 25, 1993 (incorporated by reference to Exhibit
         4.5V of the NW Television Registration Statement).
4.27 -- New Intercompany Note made by New World Communications of Ohio, Inc. in favor of NW Television in the Principal amount of $14,500,000, dated
         May 25, 1993 (incorporated by reference to Exhibit 4.5W of the NW
         Television Registration Statement).
4.28 -- Amended and Restated Intercompany Note made by New World Communications of Ohio, Inc. in favor of NW Television in the principal amount of $75,000,000, dated May 25, 1993 (incorporated by reference to Exhibit
         4.5X of the NW Television Registration Statement).
4.29 -- New Intercompany Note made by NW Communications of San Diego, Inc. in favor of NW Television in the principal amount of $13,300,000, dated
         May 25, 1993 (incorporated by reference to Exhibit 4.5Y of the NW
         Television Registration Statement).
4.30 --  Amended and Restated Intercompany Note made by NW Communications of San
         Diego, Inc. in favor of NW Television in the principal amount of $75,000,000, dated May 25, 1993 (incorporated by reference to Exhibit
         4.5Z of the NW Television Registration Statement).
4.31 -- Intercompany Note made by New World Communications of Tampa, Inc. in favor of NW Television in the principal amount of $65,000,000, dated
         May 25, 1993 (incorporated by reference to Exhibit 4.5AA of the NW
         Television Registration Statement).
4.32 -- Junior Subordinated Intercompany Note made by New World Communications of Tampa, Inc. in favor of NW Television in the principal amount of $64,800,000, dated May 25, 1993 (incorporated by reference to Exhibit
         4.5BB of the NW Television Registration Statement).

4.33 --  Stockholders Agreement, dated as of May 25, 1993, among NW Television,
         Andrews, and the Initial Executing Stockholders listed therein and assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger filed as Exhibit 2.10 hereto (incorporated by reference to Exhibit 4.6 of the NW Television
         Registration Statement).
4.34 --  Registration Rights Agreement, dated as of May 25, 1993, among NW
         Television, and the Stockholders, Warrantholders, and Debtholders listed on the Signature Pages thereto and assumed by NWCG in accordance with the provisions of the Agreement and Plan of Reorganization and Merger filed as Exhibit 2.10 hereto (incorporated by reference to Exhibit 4.7 of the NW Television Registration Statement).
4.35 -- New Equity Stock Subscription Agreement, dated as of January 26, 1993, by and between NW Television and Andrews Incorporated, as amended
         January 29, 1993 and February 11, 1993 (incorporated by reference to
         Exhibit 4.8 of the NW Television Registration Statement).
4.36 -- Purchase Agreement, dated May 20, 1993, among NW Television, Andrews for the limited purpose of acknowledging the agreement set forth in
         Section 2 thereto and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.9 of the NW Television Registration Statement).
4.37 --  Registration Agreement, dated May 20, 1993, by and between NW
         Television and Bear, Stearns & Co. Inc. (incorporated by reference to
         Exhibit 4.10 of the NW Television Registration Statement).
4.38 -- Form of Class A Warrant of NW Television assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger filed as Exhibit 2.10 hereto (incorporated by reference to Exhibit 4.11 of the NW Television Registration Statement).
4.39 -- Form of Class B Warrant of NW Television assumed by the Registrant in accordance with the provisions of the Agreement and Plan of Reorganization and Merger filed as Exhibit 2.10 hereto (incorporated by reference to Exhibit 4.12 of the NW Television Registration Statement).
4.40 -- Form of Class A, Series 2 Warrants of the Registrant (incorporated by reference to Exhibit 3.3 of the NWCG Form 8-K/A dated March 19, 1994).
4.41 --  Certificates of Designations of Preferences and Rights of 6.375%
         Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the NWCG Annual Report on Form 10-K for the year ended December 31, 1993).
4.42 --  Certificate of Designations of the Series B Preferred Stock
         (incorporated by reference to Exhibit 8 of the NWCG May 20, 1994 Form
         8-K).
4.43 --  Certificate of Designations of the Series C Preferred Stock
         (incorporated by reference to Exhibit 9 of the NWCG May 20, 1994 Form
         8-K).
4.44 --  Form of Certificate of Designations of the Series D Preferred Stock
         (incorporated by reference to Exhibit 10 of the NWCG May 20, 1994 Form
         8-K).
4.45 --  Certificates of Designations of the NWCG Series E Cumulative
         Convertible Redeemable Preferred Stock (incorporated by reference to
         Exhibit 1 of the NWCG Form 10-Q for the quarter ended June 30, 1995).
4.46 --  Indenture, dated as of June 30, 1994, and Amended and Restated
         Indenture, dated as of June 30, 1994, as amended and restated as of September 30, 1994, by and between the Registrant and NationsBank of Georgia, National Association, as Trustee (including amended and restated forms of the Old Notes and the New Notes) (incorporated by reference to Exhibits 4.1 and 4.1A of the Holdings Registration
         Statement).
10.1 --  Credit Agreement, dated as of May 25, 1993, among NW Television, the
         Lenders listed therein and Canadian Imperial Bank of Commerce New York
         Agency, as Agent (incorporated by reference to Exhibit 10.1 of the NW
         Television Registration Statement).
10.2 --  First Amendment, dated as of December 22, 1993, by and among NW
         Television, the Institutions listed on the Signature Pages thereof and Canadian Imperial Bank of Commerce New York Agency (incorporated by reference to Exhibit 10.1A of the NW Television Registration
         Statement).
10.3 --  Affiliation Agreement dated as of June 26, 1995 by and between National
         Broadcasting Company, Inc. and NW Communications of San Diego, Inc.
         (incorporated by reference to Exhibit 10.3 of the Holdings 1995 Form
         10-K ("Holdings 1995 Form 10-K")).

10.4 --  Affiliation Agreement by and between Fox Broadcasting Company and WJBK
         License, Inc. (incorporated by reference to Exhibit 10.9 of the Holdings Registration Statement).
10.5 --  Affiliation Agreement by and between Fox Broadcasting Company and WAGA
         License, Inc. (incorporated by reference to Exhibit 10.10 of the Holdings Registration Statement).
10.6 --  Affiliation Agreement by and between Fox Broadcasting Company and WJW
         License, Inc. (incorporated by reference to Exhibit 10.11 of the Holdings Registration Statement).
10.7 --  Affiliation Agreement by and between Fox Broadcasting Company and TVT
         License, Inc. (incorporated by reference to Exhibit 10.12 of the Holdings Registration Statement).
10.8 --  Affiliation Agreement by and between Fox Broadcasting Company and WITI
         License, Inc. (incorporated by reference to Exhibit 10.13 of the Holdings Registration Statement).
10.9 --  Affiliation Agreement by and between Fox Broadcasting Company and KSAZ
         License, Inc. (incorporated by reference to Exhibit 10.14 of the Holdings Registration Statement).
10.10--  Affiliation Agreement by and between Fox Broadcasting Company and WDAF
         License, Inc. (incorporated by reference to Exhibit 10.15 of the Holdings Registration Statement).
10.13--  Employment Agreement, dated as of May 25, 1993, by and between NW
         Television and Larry D. Haugen (incorporated by reference to Exhibit
         10.11 of the NW Television Registration Statement).
10.14--  Employment Agreement, dated as of May 25, 1993, by and between NW
         Television and James G. Gorman (incorporated by reference to Exhibit
         10.12 of the NW Television Registration Statement).
10.15--  Employment Agreement, dated as of May 24, 1993, by and between NW
         Television and David A. Ramon (incorporated by reference to Exhibit
         10.13 of the NW Television Registration Statement).
10.16--  Employment Agreement, dated as of May 25, 1993, by and between NW
         Television and George N. Gillett, Jr. (incorporated by reference to
         Exhibit 10.14 of the NW Television Registration Statement).
10.17--  Letter Agreement, dated June 11, 1990 between New World Entertainment,
         Ltd. and Turner Program Services, Inc. (incorporated by reference to
         Exhibit 10.9 to the Andrew's Group 1990 10-K).
10.18--  Agreement, dated November 15, 1991, by and among TST Acquisition Corp.,
         Sony Pictures Entertainment and New World Entertainment, Ltd. and certain of its subsidiaries (incorporated by reference to Exhibit 10.8 to the Andrews 1991 10-K).
10.19--  Letter Agreement, dated as of February 27, 1992, between Turner Program
         Services Inc. and New World Entertainment (incorporated by reference to
         Exhibit 10.36 to the Andrews 1992 10-K).
10.20--  Agreement, dated November 15, 1991, by and among TST Acquisition Corp.,
         Sony Pictures Entertainment and New World Entertainment, Ltd. and certain of its subsidiaries (incorporated by reference to Exhibit 10.8 to the Andrews 1991 10-K).
10.22-- Indemnification Agreement, dated as of March 9, 1994, by and between Andrews and NWCG, (incorporated by reference to Exhibit 2 of the NWCG
         Form 8-K dated March 14, 1994).
10.23-- Non-Competition Agreement, dated as of March 9, 1994, by and between Andrews and NWCG, (incorporated by reference to Exhibit 1 of the NWCG
         Form 8-K dated March 14, 1994).
10.24--  Form of 1994 Stock Option Plan (incorporated by reference to Exhibit
         10.22 of the NWCG 1993 Form 10-K).
10.25-- Registration Rights and Tag-Along Agreement, dated as of March 28, 1994 by and among NWCG, Andrews, Apollo TV Partners, L.P., and Apollo TV
         Partners II, L.P. (incorporated by reference to Exhibit 10.23 of the
         NWCG 1993 Form 10-K).
10.26-- Asset Purchase Agreement, dated as of May 4, 1994, by and between NWCG and Great American Television and Radio Company, Inc., as amended a so
         May 24, 1994 (incorporated by reference to Exhibit 1 of the NWCG Report on Form 8-K dated May 20, 1994 (the "May 20, 1994 Form 8-K").
10.27--  Form of Class D Warrant (incorporated by reference to Exhibit 2 of the
         NWCG May 20, 1994 Form 8-K).
10.28-- Option Agreement, dated as of May 20, 1994, by and among each of the Persons listed on Schedule I thereto, Donaldson, Lufkin & Jenrette
         Securities Corporation, as Agent for the Sellers, DLJ Merchant Banking,
         Inc. and NWCG, as amended as of May 24, 1994 (incorporated by reference to Exhibit 3 of the NWCG May 20, 1994 Form 8-K).
10.29--  Securities Purchase Agreement, dated as of May 21, 1994, by and among
         NWCG and Fox (incorporated by reference to Exhibit 3 of the NWCG May
         20, 1994 Form 8-K).

10.30--  Amendment No. 1 to the Securities Purchase Agreement, dated as of May
         27, 1994, by and among NWCG and Fox (incorporated by reference to Exhibit 6 of the NWCG May 20, 1994 Form 8-K).
10.31--  Form of Station Affiliation Agreement entered into with Fox
         Broadcasting Company (incorporated by reference to Exhibit 6 of the NWCG May 20, 1994 Form 8-K).
10.32--  Registration Rights Agreement, dated as of May 27, 1994, by and between
         NWCG and Fox (incorporated by reference to Exhibit 7 of the NWCG May
         20, 1994 Form 8-K).
10.36-- Warrant Agreement, dated as of May 27, 1994, by and between NWCG and Fox (incorporated by reference to Exhibit 11 of the NWCG May 20, 1994
         Form 8-K).
10.37--  Understanding Regarding Programming Production, dated as of May 27,
         1994, by and between NWCG and Fox (incorporated by reference to Exhibit
         12 of the NWCG May 20, 1994 Form 8-K).
10.38--  Tag Along Rights Agreement, dated as of May 27, 1994, by and between
         Andrews and Fox (incorporated by reference to Exhibit 13 of the NWCG
         May 20, 1994 Form 8-K).
10.39-- Class D Warrant to Purchase NWCG Class A Common Stock (incorporated by reference to Exhibit 11 of the NWCG May 20, 1994 Form 8-K).
10.40--  Credit Agreement, dated as of September 29, 1994, among NWC Acquisition
         Corporation, the financial institutions from time to parties thereto, the co-agents identified on the signature pages thereof, The Chase
         Manhattan Bank, N.A. and Chemical Bank, as Managing Agents, The Chase
         Manhattan Bank, N.A., as Documentation Agent, and Chemical Bank, as
         Administrative Agent (incorporated by reference to Exhibit 1 of the NWCG Report on Form 8-K dated October 12, 1994 (the "NWCG October 12,
         1994 Form 8-K")).
10.43--  Guarantee, dated as of September 29, 1994, made by NWTV Intermediate
         Holdings Corporation, in favor of Chemical Bank, as Administrative
         Agent (incorporated by reference to Exhibit 4 of the NWCG October 12,
         1994 Form 8-K).
10.44--  Pledge Agreement, dated as of September 29, 1994, made by NWTV
         Intermediate Holdings Corporation, in favor of Chemical Bank, as
         Administrative Agent (incorporated by reference to Exhibit 5 of the NWCG October 12, 1994 Form 8-K).
10.45--  Pledge Agreement, dated as of September 29, 1994, made by NWC
         Acquisition, in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 6 of the NWCG October 12, 1994
         Form 8-K).
10.46--  Security Agreement, dated as of September 29, 1994, made by NWC
         Acquisition, in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 7 of the NWCG October 12, 1994
         Form 8-K).
10.47-- Subsidiaries' Guarantee, dated as of September 29, 1994, made by each of the corporations that are signatories thereto, and NWC Acquisition, in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 8 of the NWCG October 12, 1994 Form 8-K).
10.48--  Security Agreement, dated as of September 29, 1994, made by NW
         Communications of Phoenix, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10 of the NWCG October 12, 1994 Form 8-K).
10.49--  Pledge Agreement, dated as of September 29, 1994, made by NW
         Communications of Phoenix, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 11 of the NWCG October 12, 1994 Form 8-K).
10.50--  Security Agreement, dated as of September 29, 1994, made by New World
         Communications of North Carolina, Inc., in favor of Chemical Bank, as
         Administrative Agent (incorporated by reference to Exhibit 12 of the NWCG October 12, 1994 Form 8-K).
10.51--  Pledge Agreement, dated as of September 29, 1994, made by New World
         Communications of North Carolina, Inc., in favor of Chemical Bank, as
         Administrative Agent (incorporated by reference to Exhibit 13 of the NWCG October 12, 1994 Form 8-K).
10.52--  Security Agreement, dated as of September 29, 1994, made by NW
         Communications of Birmingham, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 14 of the NWCG October 12, 1994 Form 8-K).

10.53--  Pledge Agreement, dated as of September 29, 1994, made by NW
         Communications of Birmingham, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 15 of the NWCG October 12, 1994 Form 8-K).
10.54--  Security Agreement, dated as of September 29, 1994, made by New World
         Communications of Kansas City, Inc., in favor of Chemical Bank, as
         Administrative Agent (incorporated by reference to Exhibit 16 of the NWCG October 12, 1994 Form 8-K).
10.55--  Pledge Agreement, dated as of September 29, 1994, made by New World
         Communications of Kansas City, Inc., in favor of Chemical Bank, as
         Administrative Agent (incorporated by reference to Exhibit 17 of the NWCG October 12, 1994 Form 8-K).
10.57--  Merger Agreement, dated as of November 28, 1994, by and between NW
         Television and Viacom International Inc. (incorporated by reference to
         Exhibit 1 of the NW Television's Report on Form 8-K dated March 7,
         1995).
10.59-- Amendments 1 to 4 to Option Agreement by and among each of the persons listed on Schedule I, Donaldson, Lufkin & Jenrette Securities
         Corporation, as Agent for the Sellers, DLJ Merchant Banking Inc. and
         NWCG (incorporated by reference to Exhibit 10.59 of the NWCG 1994 Form
         10-K).
10.60--  Affiliation Agreement dated as of June 26, 1995 by and between National
         Broadcasting Company, Inc. and WVTM Television, Inc. (incorporated by reference to Exhibit 10.60 of the Holdings 1995 Form 10-K).
10.61--  Affiliation Agreement dated as of June 28, 1995 by and between Fox
         Broadcasting Company and KDFW Television, Inc. (incorporated by reference to Exhibit 10.61 of the Holdings 1995 Form 10-K).
10.62--  Affiliation Agreement dated as of June 28, 1995 by and between Fox
         Broadcasting Company and KTVI Television, Inc. (incorporated by reference to Exhibit 10.62 of the Holdings 1995 Form 10-K).
10.63--  Affiliation Agreement dated as of June 28, 1995 by and between Fox
         Broadcasting Company and KTBC Television, Inc. (incorporated by reference to Exhibit 10.63 of the Holdings 1995 Form 10-K).
10.64-- Registration Rights Agreement, dated as of December 8, 1995, by and among NWCG and CitiCasters Co. (incorporated by reference to Exhibit
         10.64 of the Holdings 1995 Form 10-K).
10.65--  Amendment, dated as of December 8, 1995 to Class D Warrant
         (incorporated by reference to Exhibit 10.65 of the Holdings 1995 Form
         10-K).
10.66-- Warrant Agreement, dated as of December 15, 1994, by and between NWCG and Arthur H. Bilger (incorporated by reference to Exhibit 10.66 of the Holdings 1995 Form 10-K).
10.67-- Employment Agreement, dated as of December 15, 1994, by and between NWCG and Arthur H. Bilger (incorporated by reference to Exhibit 10.67 of the Holdings 1995 Form 10-K).
10.68--  Amended Employment Agreement, dated December 31, 1994, between NW
         Television and David A. Ramon (incorporated by reference to Exhibit
         10.17 of the NW Television 1994 Form 10-K).
10.69--  Amended and Restated Trust Agreement by and between Brian N. Byrnes, as
         Trustee, and NW Acquisition, as Grantor and Beneficiary, dated as of January 30, 1995 and amended and restated as of March 31, 1995
         (incorporated by reference to Exhibit 1 of the Company Form 8-K dated
         March 31, 1995).
10.70--  Option Agreement by and between NW Acquisition and Fox Television
         Stations, Inc., dated as of March 31, 1995 (incorporated by reference to Exhibit 2 of the Company Form 8-K dated March 31, 1995).
10.71--  WBRC and WGHP Television Corporation Secured 18% Note due March 31,
         2005 (incorporated by reference to Exhibit 3 of the Company Form 8-K dated March 31, 1995).
10.72--  Subsidiary Security Agreement, dated as of March 30, 1995, made by KSAZ
         Television, Inc. in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 10.72 of the Holdings 1995 Form
         10-K).
10.73--  Subsidiary Pledge Agreement, dated as of March 30, 1995, made by KSAZ
         License, Inc. in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 10.73 of the Holdings 1995 Form
         10-K).
10.74--  Subsidiary Security Agreement, dated as of March 30, 1995, made by WDAF
         Television, Inc. in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 10.74 of the Holdings 1995 Form
         10-K).

10.75--  Subsidiary Pledge Agreement, dated as of March 30, 1995, made by WDAF
         License, Inc. in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 10.75 of the Holdings 1995 Form
         10-K).
10.76--  Subsidiaries' Guarantee, dated as of June 1, 1995, by NWC Sub I
         Holdings Corporation, NWC Sub II Holdings Corporation, NW
         Communications of Texas, Inc., KDFW License, Inc., KDFW Television,
         Inc., New World Communications of St. Louis, Inc., KTVI License, Inc.,
         KTVI Television, Inc., NW Communications of Austin, Inc., KTBC License,
         Inc., KTBC Television, Inc., New World WVTM Communications of Alabama,
         Inc., WVTM License, Inc. and WVTM Television, Inc. in favor of Chemical
         Bank, as Administrative Agent (incorporated by reference to Exhibit
         10.76 of the Holdings 1995 Form 10-K).
10.77-- Pledge Agreement, dated as of June 1, 1995, made by NW Acquisition in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.77 of the Holdings 1995 Form 10-K).
10.78--  Subsidiary Pledge Agreement, dated as of June 1, 1995, made by NWC Sub
         I Holdings Corporation in favor of Chemical Bank, as Administrative
         Agent (incorporated by reference to Exhibit 10.78 of the Holdings 1995
         Form 10-K).
10.79--  Subsidiary Pledge Agreement, dated as of June 1, 1995, made by NWC Sub
         II Holdings Corporation in favor of Chemical Bank, as Administrative
         Agent (incorporated by reference to Exhibit 10.79 of the Holdings 1995
         Form 10-K).
10.80--  Subsidiary Pledge Agreement, dated as of June 1, 1995, made by New
         World WVTM Communications of Alabama, Inc. in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.80 of the Holdings 1995 Form 10-K).
10.81--  Subsidiary Pledge Agreement, dated as of June 1, 1995, made by NW
         Communications of Texas, Inc. in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.81 of the Holdings 1995 Form 10-K).
10.82--  Subsidiary Pledge Agreement, dated as of June 1, 1995, made by New
         World Communications of St. Louis, Inc. in favor of Chemical Bank, as
         Administrative Agent (incorporated by reference to Exhibit 10.82 of the Holdings 1995 Form 10-K).
10.83--  Subsidiary Pledge Agreement, dated as of June 1, 1995, made by NW
         Communications of Austin in favor of Chemical Bank, as Administrative
         Agent (incorporated by reference to Exhibit 10.83 of the Holdings 1995
         Form 10-K).
10.84--  Subsidiary Security Agreement, dated as of June 1, 1995, made by NWC
         Sub I Holdings Corporation in favor of Chemical Bank, as Administrative
         Agent (incorporated by reference to Exhibit 10.84 of the Holdings 1995
         Form 10-K).
10.85--  Subsidiary Security Agreement, dated as of June 1, 1995, made by NWC
         Sub II Holdings Corporation in favor of Chemical Bank, as
         Administrative Agent (incorporated by reference to Exhibit 10.85 of the Holdings 1995 Form 10-K).
10.86--  Subsidiary Security Agreement, dated as of June 1, 1995, made by New
         World WVTM Communications of Alabama, Inc. in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.86 of the Holdings 1995 Form 10-K).
10.87--  Subsidiary Security Agreement, dated as of June 1, 1995, made by NW
         Communications of Texas, Inc. in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.87 of the Holdings 1995 Form 10-K).
10.88--  Subsidiary Security Agreement, dated as of June 1, 1995, made by New
         World Communications of St. Louis, Inc. in favor of Chemical Bank, as
         Administrative Agent (incorporated by reference to Exhibit 10.88 of the Holdings 1995 Form 10-K).
10.89--  Subsidiary Security Agreement, dated as of June 1, 1995, made by NW
         Communications of Austin in favor of Chemical Bank, as Administrative
         Agent (incorporated by reference to Exhibit 10.89 of the Holdings 1995
         Form 10-K).
10.90--  Subsidiary Security Agreement, dated as of June 1, 1995, made by WVTM
         Television, Inc. in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 10.90 of the Holdings 1995 Form
         10-K).

10.91--  Subsidiary Security Agreement, dated as of June 1, 1995, made by KDFW
         Television, Inc. in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 10.91 of the Holdings 1995 Form
         10-K).
10.92--  Subsidiary Security Agreement, dated as of June 1, 1995, made by KTBC
         Television, Inc. in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 10.92 of the Holdings 1995 Form
         10-K).
10.93--  Subsidiary Security Agreement, dated as of June 1, 1995, made by KTVI
         Television, Inc. in favor of Chemical Bank, as Administrative Agent
         (incorporated by reference to Exhibit 10.93 of the Holdings 1995 Form
         10-K).
10.94-- Second Amendment and Consent Number 1, dated as of March 28, 1995, by and among NW Acquisition, the financial institutions from time to time parties thereto, the Co-Agents identified on the signature pages thereof, The Chase Manhattan Bank, N.A. and Chemical Bank, as Managing
         Agents, The Chase Manhattan Bank, N.A., as Documentation Agent, and
         Chemical Bank, as Administrative Agent (incorporated by reference to
         Exhibit 10.94 of the Holdings 1995 Form 10-K).
10.95--  Credit Agreement, dated as of March 24, 1995, with amendments dated
         July 25, 1995 and December 31, 1995, by and among NW Entertainment, the financial institutions parties thereto and Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.95 of the Holdings 1995 Form 10-K).
10.96-- Registration Rights Agreement, dated July 31, 1995, by and among NWCG and Stephen J. Cannell (incorporated by reference to Exhibit 10.96 of the Holdings 1995 Form 10-K).
10.97--  Employment Agreement, dated as of January 1, 1996, by and between New
         World Television Incorporated and Farrell Reynolds (incorporated by reference to exhibit 10.1 of the NWCG form 10-Q for the quarter ended
         March 31, 1996).
10.98-- Third Amendment, dated as of June 29, 1996, to the Credit Agreement, dated as of September 29, 1994, by and among NW Acquisition, the financial institutions from time to time parties thereto, the Co-Agents named therein, the Managing Agents named therein, The Chase Manhattan
         Bank (as successor by merger to the Chase Manhattan Bank, N.A.), as Documentation Agent, and the Chase Manhattan Bank (formerly named
         Chemical Bank), as Administrative Agent (incorporated by reference to
         Exhibit 10.1 of the NWCG Form 10-Q for the quarter ended June 30,
         1996).
10.99 -- NWCG Parent Voting Agreement, dated as of September 24, 1996, among
         Fox, NWCGP and NWCG Holdings (incorporated by reference to Exhibit 10.1 of the NWCG Form 8-K dated September 24, 1996).
10.100-- Apollo Voting Agreement, dated as of September 24, 1996, among Fox,
         News Corp. and Apollo Advisors L.P. ("Apollo") (incorporated by reference to Exhibit 10.2 of the NWCG Form 8-K dated September 24,
         1996).
10.101-- Guaranty, dated as of September 24, 1996, entered into by News Corp. in favor of NWCG Holdings, NWCGP, Mafco Holdings Inc. ("Mafco"), 1440
         Sepulveda Limited Partnership ("1440") and Andrews Inc. ("Andrews")
         (incorporated by reference to Exhibit 10.3 of the NWCG Form 8-k dated
         September 24, 1996).
10.102-- Guaranty, dated as of September 24, 1996, entered into by Mafco in favor of News Corp. and Fox (incorporated by reference to Exhibit 10.4 of the NWCG Form 8-K dated September 24, 1996).
21.1  -- Subsidiaries of the Registrant.
24.1  -- Powers of Attorney.
27.1  -- Financial data schedule (for SEC use only).
(b)      Reports filed on Form 8-K:

         September 24, 1996 (Items 1 and 7)
         November 20, 1996 (Items 2 and 7)
         January 22, 1997 (Items 1, 5 and 7)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NWCG HOLDINGS CORPORATION
                                      (Registrant)



                         By:       /s/ Mitchell Stern
                              -----------------------------------
                                    Mitchell Stern
                                    President and Chief Operating
                                    Officer



                         By:      /s/ Lawrence Jacobson
                              -----------------------------------
                                    Lawrence Jacobson
                                    Executive Vice President and
                                    Assistant Treasurer



Dated:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 28, 1997 in the capacities indicated.



                                    By:  K. Rupert Murdoch*
                                       ------------------------
                                         K. Rupert Murdoch
                                         Director


                                    By:  Chase Carey*
                                       ------------------------
                                         Chase Carey
                                         Director


                                    By:  David F. DeVoe*
                                       ------------------------
                                         David F. DeVoe
                                         Director

   * The undersigned by signing his name does hereby execute this Annual Report pursuant to powers of attorney filed as exhibits to the Annual Report.



                                    By:  /s/ Lawrence Jacobson
                                       -----------------------
                                         Lawrence Jacobson
                                         Attorney-in-fact

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholder:
NWCG Holdings Corporation



     We have audited the consolidated financial statements of NWCG Holdings Corporation as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 13, 1997 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14a(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                               /s/ ERNST & YOUNG LLP



Atlanta, Georgia
March 13, 1997

                                                                      SCHEDULE I



                           NWCG HOLDINGS CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        BALANCE SHEET (REGISTRANT ONLY)
                                 (IN THOUSANDS)


                                                  DECEMBER 31,
                                           ------------------------
                                               1996          1995
                                           ----------    ----------
               ASSETS
  Investments in and advances to
   subsidiaries net of
   cumulative losses and distributions     $  256,537    $  228,381
  Negative goodwill  .  .  .  .  .  .         (13,119)      (13,467)
  Deferred charges and other assets  .          2,626         3,383
                                           ----------    ----------
                                           $  246,044    $  218,297
                                           ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
  Accounts payable and accrued expenses    $       10    $       10
                                           ----------    ----------
  Total current liabilities  .  .  .  .            10            10

  Long-term debt  .  .  .  .  .  .  .  .      299,716       261,119

  Common stock  .  .  .  .  .  .  .  .
  Additional paid-in capital  .  .  .         519,809       519,767
  Accumulated deficit  .  .  .  .  .  .      (573,491)     (562,599)
                                           ----------    ----------
  Total stockholder's equity (deficit)        (53,682)      (42,832)
                                           ----------    ----------
                                           $  246,044    $  218,297
                                           ==========    ==========

                                                                      SCHEDULE I



                           NWCG HOLDINGS CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   STATEMENT OF OPERATIONS (REGISTRANT ONLY)
                                 (IN THOUSANDS)


                                                  YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1996         1995         1994
                                           ---------    ---------    ---------
Corporate expenses  .  .  .  .  .  .  .    $    (213)   $     (74)   $       -
Amortization of negative goodwill  .  .          348          420          378
                                           ---------    ---------    ---------

  Income from operations  .  .  .  .  .          135          346          378
Other income (expense):
  Interest expense  .  .  .  .  .  .  .      (39,183)     (33,877)     (15,487)
  Gain (loss) on sale of interest in
   NWCG  .  .  .  .                            3,935       (7,379)      86,648
  Equity in earnings of subsidiaries  .       24,221      (13,480)     (21,468)
                                           ---------    ---------    ---------
                                             (11,027)     (54,736)      49,693
                                           ---------    ---------    ---------
Net (loss) income  .  .  .  .  .  .  .     $ (10,892)   $ (54,390)   $  50,071
                                           =========    =========    =========

                                                                      SCHEDULE I



                           NWCG HOLDINGS CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   STATEMENT OF CASH FLOWS (REGISTRANT ONLY)
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1996         1995         1994
                                           ---------    ---------    ----------
Cash flow from operating activities:
  Net income (loss)    .  .  .  .  .  .    $ (10,892)   $ (54,390)   $   50,071

  Adjustments to reconcile net income
   (loss) to net cash
   provided by (used in) operating
   activities:
    Amortization of negative goodwill  .        (348)        (420)         (378)
    Noncash interest expense  .  .  .  .      39,183       33,877        15,487
    Equity in net (income) loss of
     subsidiaries .  .  .  .  .  .  .  .     (24,221)      13,480        21,468
    Loss (gain) on sale of interest in
     NWCG  .  .  .  .  .  .  .  .  .  .       (3,935)       7,379       (86,648)
    Decrease (increase) in deferred
     charges and other
     assets  .  .  .  .  .  .  .  .  .           171       (4,809)            -
    Increase (decrease) in accounts
     payable and accrued
     expenses  .  .  .  .  .  .  .  .              -       (4,715)          200
                                           ---------    ---------    ----------
                                              10,850       44,792       (49,871)
                                           ---------    ---------    ----------
Net cash provided by (used in)
 operating activities  .  .                      (42)      (9,598)          200
                                           ---------    ---------    ----------

Cash flow from financing activities:
  Issuance of debt, net of issuance
   costs  .  .  .  .                               -            -       209,043
  Dividend paid  .  .  .  .  .  .  .  .            -            -      (212,300)
  Capital contribution  .  .  .  .  .             42        9,598         3,057
                                           ---------    ---------    ----------
  Net cash provided by (used in)
   financing activities  .                        42        9,598          (200)
                                           ---------    ---------    ----------
Net increase in cash and cash
 equivalents  .  .  .  .  .                        -            -             -
Cash and cash equivalents at beginning
 of the period  .  .                               -            -             -
                                           ---------    ---------    ----------
Cash and cash equivalents at end of the
 period  .  .  .                           $       -    $       -    $        -
                                           =========    =========    ==========

                                                                     SCHEDULE II


                           NWCG HOLDINGS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                             BALANCE AT          NET          ADDITIONS                        BALANCE AT
                                             BEGINNING      DISPOSITIONS      CHARGED TO                         END OF
              DESCRIPTIONS                    OF YEAR       ACQUISITIONS       EARNINGS      DEDUCTIONS(1)        YEAR
              ------------                   ----------     -------------     ----------     -------------     ----------
FOR THE YEAR ENDED DECEMBER 31, 1996
Deducted from assets to which they
 apply:
  Allowance for doubtful accounts             $13,298         $ (353)          $6,377          $2,054           $17,268

FOR THE YEAR ENDED DECEMBER 31, 1995
Deducted from assets to which they
 apply:
  Allowance for doubtful accounts             $13,856         $1,633           $2,243          $4,434           $13,298

FOR THE YEAR ENDED DECEMBER 31, 1994
Deducted from assets to which they
 apply:
  Allowance for doubtful accounts             $ 9,482         $2,992           $1,919          $  537           $13,856

(1)  Deductions made for purposes for which account was established.

                               INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
2.1  --   Debtors' Joint Plan of Reorganization, dated March 4,
          1993 as filed by New World Television Incorporated ("NW
          Television"). GCI Partners, SCI-GP Corp. and GCI-GP, Inc.
          (collectively, the "Debtors") (incorporated by reference
          to Exhibit 2.1 of the NW Television Registration
          Statement on Form S-1 (No. 33-64546) relating to NW
          Television's 11% Notes (the "NW Television Registration
          Statement")).
2.2  --   Debtors' Modification to the Debtors' Joint Plan of
          Reorganization, dated April 29, 1993 (incorporated by
          reference to Exhibit 2.2 of the NW Television
          Registration Statement).
2.3  --   Debtors' Further Modifications to the Debtors' Joint Plan
          of Reorganization, dated May 3, 1993 (incorporated by
          reference to Exhibit 2.3 of the NW Television
          Registration Statement).
2.4  --   Debtors' Additional Modifications to the Debtors' Joint
          Plan of Reorganization, dated May 6, 1993 (incorporated
          by reference to Exhibit 2.4 of the NW Television
          Registration Statement).
2.5  --   Settlement Agreement, dated May 5, 1993 (incorporated by
          reference to Exhibit 2.5 of the NW Television
          Registration Statement).
2.6  --   Stipulation Regarding Implementation of Settlement
          Agreement and Resolution of Investment Advisor's Claim,
          dated May 25, 1993 (incorporated by reference to Exhibit
          2.6 of the NW Television Registration Statement).
2.7  --   Disclosure Statement, dated January 19, 1993
          (incorporated by reference to Exhibit 2.7 of the NW
          Television Registration Statement).
2.8  --   Disclosure Statement Supplement, dated February 12, 1993
          (incorporated by reference to Exhibit 2.8 of the NW
          Television Registration Statement).
2.9  --   Disclosure Statement Second Supplement, dated February
          19, 1993 (incorporated by reference to Exhibit 2.9 of the
          NW Television Registration Statement).
2.10 --   Agreement and Plan of Reorganization and Merger, dated as
          of November 23, 1993, by and among NW Television,
          Andrews, the Registrant and Merger Sub (the "Agreement
          and Plan of Reorganization and Merger") (incorporated by
          reference to Exhibit 2.11 of the NWCG Registration
          Statement on Form S-1 (No. 33-72738) relating to certain
          Securities (the "NWCG Registration Statement")).
2.11 --   Amendment to Agreement and Plan of Reorganization and
          Merger, dated as of December 30, 1993 (incorporated by
          reference to Exhibit 2.11 of the NW Television
          Registration Statement).
2.12 --   Memorandum of Understanding among New World
          Communications Group Incorporated ("NWCG"), NWCG (Parent)
          Holdings Corporation ("NWCGP"), NWCG Holdings Corporation
          (the "Company") and The News Corporation Limited ("News
          Corp."), dated as of July 17, 1996 (incorporated by
          reference to Exhibit 2.1 of the NWCG Form 8-K, dated July
          17, 1996).
2.13 --   Agreement and Plan of Merger, dated as of September 24,
          1996, by and among NWCG, News Corp., Fox Television
          Stations, Inc. ("Fox") and Fox Acquisition Co., Inc.
          ("Merger Sub") (incorporated by reference to Exhibit 2.2
          of the NWCG Form 8-K, dated September 24, 1996).
2.14 --   Stock Purchase Agreement, dated as of September 24, 1996,
          by and among NWCGP, News Corp. and Fox (incorporated by
          reference to Exhibit 2.3 of the NWCG Form 8-K, dated
          September 24, 1996).
3.1  --   Certificate of Incorporation of the Registrant
          (incorporated by reference to Exhibit 3.1 of NWCG
          Holdings Corporation Registration Statement on Form S-1
          (No.33- 82274) relating to NWCG Holdings Corporation
          Senior Discount Notes (the "Holdings Registration
          Statement")).
3.2  --   Bylaws of the Registrant (incorporated by reference to
          Exhibit 3.2 of the Holdings Registration Statement).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
4.1  --   Indenture, dated as of May 25, 1993, by and between NW
          Television, as Issuer, and Continental Bank, National
          Association, as Trustee (incorporated by reference to
          Exhibit 4.1 of the NW Television Registration Statement).
4.2  --   Indenture, dated as of May 25, 1993, by and between NW
          Television, as Issuer, and NationsBank of Georgia,
          National Association, as Trustee (incorporated by
          reference to Exhibit 4.2 of the NW Television
          Registration Statement).
4.3  --   Collateral Trust and Intercreditor Agreement, dated as of
          May 25, 1993, among NW Television, the Secured Party
          Representatives named therein, and Chemical Bank, as
          Collateral Trustee (incorporated by reference to Exhibit
          4.3 of the NW Television Registration Statement).
4.4  --   SCI Pledge and Security Agreement, dated as of May 25,
          1993, by and between NW Television, as Pledgor, and
          Chemical Bank, as Collateral Trustee (incorporated by
          reference to Exhibit 4.4 of the NW Television
          Registration Statement).
4.5  --   Subsidiary Pledge and Security Agreement by New World
          Communications of Atlanta, Inc. in favor of and for the
          benefit of NW Television, dated May 25, 1993
          (incorporated by reference to Exhibit 4.5A of the NW
          Television Registration Statement).
4.7  --   Subsidiary Pledge and Security Agreement by New World
          Communications of Milwaukee, Inc. in favor of and for the
          benefit of NW Television, dated as of May 24, 1993
          (incorporated by reference to Exhibit 4.5C of the NW
          Television Registration Statement).
4.8  --   Subsidiary Pledge and Security Agreement by New World
          Communications of Detroit, Inc. in favor of and for the
          benefit of NW Television, dated May 25, 1993
          (incorporated by reference to Exhibit 4.5D of the NW
          Television Registration Statement).
4.9  --   Subsidiary Pledge and Security Agreement by New World
          Communications of Ohio, Inc. in favor of and for the
          benefit of NW Television, dated May 24, 1993
          (incorporated by reference to Exhibit 4.5E of the NW
          Television Registration Statement).
4.10 --   Subsidiary Pledge and Security Agreement by NW
          Communications of San Diego, Inc. in favor of and for the
          benefit of NW Television, dated as of May 25, 1993
          (incorporated by reference to Exhibit 4.5F of the NW
          Television Registration Statement).
4.11 --   Subsidiary Pledge and Security Agreement by New World
          Communications of Tampa, Inc. in favor of and for the
          benefit of NW Television, dated as of May 25, 1993
          (incorporated by reference to Exhibit 4.5G of the NW
          Television Registration Statement).
4.12 --   Deed to Secure Debt, Security Agreement, Financing
          Statement and Assignment of Rents made May 25, 1993 by
          New World Communications of Atlanta, Inc. in favor of NW
          Television (incorporated by reference to Exhibit 4.5H of
          the NW Television Registration Statement).
4.14 --   Mortgage, Security Agreement, Financing Statement and
          Assignment of Rents made May 25, 1993 by New World
          Communications of Milwaukee, Inc. in favor of NW
          Television (incorporated by reference to Exhibit 4.5J of
          the NW Television Registration Statement).
4.15 --   Mortgage, Security Agreement, Financing Statement and
          Assignment of Rents made May 25, 1993 by New World
          Communications of Detroit, Inc. in favor of NW Television
          (incorporated by reference to Exhibit 4.5K of the NW
          Television Registration Statement).
4.16 --   Mortgage, Security Agreement, Financing Statement and
          Assignment of Rents made May 25, 1993 by New World
          Communications of Ohio, Inc. in favor of NW Television
          (incorporated by reference to Exhibit 4.5L of the NW
          Television Registration Statement).
4.17 --   Deed of Trust, Security Agreement, Financing Statement
          and Assignment of Rents made May 25, 1993 by NW
          Communications of San Diego, Inc. in favor of NW
          Television (incorporated by reference to Exhibit 4.5M of
          the NW Television Registration Statement).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
4.18 --   Mortgage, Security Agreement, Financing Statement and
          Assignment of Rents made May 25, 1993 by New World
          Communications of Tampa, Inc. in favor of NW Television
          (incorporated by reference to Exhibit 4.5N of the NW
          Television Registration Statement).
4.19 --   New Intercompany Note made by New World Communications of
          Atlanta, Inc. in favor of NW Television in the principal
          amount of $16,700,000, dated May 25, 1993 (incorporated
          by reference to Exhibit 4.5O of the NW Television
          Registration Statement).
4.20 --   Amended and Restated Intercompany Note made by New World
          Communications of Atlanta, Inc. in favor of NW Television
          in the principal amount of $161,500,000, dated May 25,
          1993 (incorporated by reference to Exhibit 4.5P of the NW
          Television Registration Statement).
4.23 --   New Intercompany Note made by New World Communications of
          Milwaukee, Inc. in favor of NW Television in the
          principal amount of $14,300,000, dated May 25, 1993
          (incorporated by reference to Exhibit 4.5S of the NW
          Television Registration Statement).
4.24 --   Amended and Restated Intercompany Note made by New World
          Communications of Milwaukee, Inc. in favor of NW
          Television in the principal amount of $11,600,000, dated
          May 25, 1993 (incorporated by reference to Exhibit 4.5T
          of the NW Television Registration Statement).
4.25 --   New Intercompany Note made by New World Communications of
          Detroit, Inc. in favor of NW Television in the principal
          amount of $18,400,000, dated May 25, 1993 (incorporated
          by reference to Exhibit 4.5U of the NW Television
          Registration Statement).
4.26 --   Amended and Restated Intercompany Note made by New World
          Communications of Detroit, Inc. in favor of NW Television
          in the principal amount of $39,100,000, dated May 25,
          1993 (incorporated by reference to Exhibit 4.5V of the NW
          Television Registration Statement).
4.27 --   New Intercompany Note made by New World Communications of
          Ohio, Inc. in favor of NW Television in the Principal
          amount of $14,500,000, dated May 25, 1993 (incorporated
          by reference to Exhibit 4.5W of the NW Television
          Registration Statement).
4.28 --   Amended and Restated Intercompany Note made by New World
          Communications of Ohio, Inc. in favor of NW Television in
          the principal amount of $75,000,000, dated May 25, 1993
          (incorporated by reference to Exhibit 4.5X of the NW
          Television Registration Statement).
4.29 --   New Intercompany Note made by NW Communications of San
          Diego, Inc. in favor of NW Television in the principal
          amount of $13,300,000, dated May 25, 1993 (incorporated
          by reference to Exhibit 4.5Y of the NW Television
          Registration Statement).
4.30 --   Amended and Restated Intercompany Note made by NW
          Communications of San Diego, Inc. in favor of NW
          Television in the principal amount of $75,000,000, dated
          May 25, 1993 (incorporated by reference to Exhibit 4.5Z
          of the NW Television Registration Statement).
4.31 --   Intercompany Note made by New World Communications of
          Tampa, Inc. in favor of NW Television in the principal
          amount of $65,000,000, dated May 25, 1993 (incorporated
          by reference to Exhibit 4.5AA of the NW Television
          Registration Statement).
4.32 --   Junior Subordinated Intercompany Note made by New World
          Communications of Tampa, Inc. in favor of NW Television
          in the principal amount of $64,800,000, dated May 25,
          1993 (incorporated by reference to Exhibit 4.5BB of the
          NW Television Registration Statement).
4.33 --   Stockholders Agreement, dated as of May 25, 1993, among
          NW Television, Andrews, and the Initial Executing
          Stockholders listed therein and assumed by the Registrant
          in accordance with the provisions of the Agreement and
          Plan of Reorganization and Merger filed as Exhibit 2.10
          hereto (incorporated by reference to Exhibit 4.6 of the
          NW Television Registration Statement).
4.34 --   Registration Rights Agreement, dated as of May 25, 1993,
          among NW Television, and the Stockholders,
          Warrantholders, and Debtholders listed on the Signature
          Pages thereto and assumed by NWCG in accordance with the
          provisions of the Agreement and Plan of Reorganization
          and

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
          Merger filed as Exhibit 2.10 hereto (incorporated by
          reference to Exhibit 4.7 of the NW Television
          Registration Statement).
4.35 --   New Equity Stock Subscription Agreement, dated as of
          January 26, 1993, by and between NW Television and
          Andrews Incorporated, as amended January 29, 1993 and
          February 11, 1993 (incorporated by reference to Exhibit
          4.8 of the NW Television Registration Statement).
4.36 --   Purchase Agreement, dated May 20, 1993, among NW
          Television, Andrews for the limited purpose of
          acknowledging the agreement set forth in Section 2
          thereto and Bear, Stearns & Co. Inc. (incorporated by
          reference to Exhibit 4.9 of the NW Television
          Registration Statement).
4.37 --   Registration Agreement, dated May 20, 1993, by and
          between NW Television and Bear, Stearns & Co. Inc.
          (incorporated by reference to Exhibit 4.10 of the NW
          Television Registration Statement).
4.38 --   Form of Class A Warrant of NW Television assumed by the
          Registrant in accordance with the provisions of the
          Agreement and Plan of Reorganization and Merger filed as
          Exhibit 2.10 hereto (incorporated by reference to Exhibit
          4.11 of the NW Television Registration Statement).
4.39 --   Form of Class B Warrant of NW Television assumed by the
          Registrant in accordance with the provisions of the
          Agreement and Plan of Reorganization and Merger filed as
          Exhibit 2.10 hereto (incorporated by reference to Exhibit
          4.12 of the NW Television Registration Statement).
4.40 --   Form of Class A, Series 2 Warrants of the Registrant
          (incorporated by reference to Exhibit 3.3 of the NWCG
          Form 8-K/A dated March 19, 1994).
4.41 --   Certificates of Designations of Preferences and Rights of
          6.375% Cumulative Redeemable Convertible Preferred Stock
          (incorporated by reference to Exhibit 3.3 of the NWCG
          Annual Report on Form 10-K for the year ended December
          31, 1993).
4.42 --   Certificate of Designations of the Series B Preferred
          Stock (incorporated by reference to Exhibit 8 of the NWCG
          May 20, 1994 Form 8-K).
4.43 --   Certificate of Designations of the Series C Preferred
          Stock (incorporated by reference to Exhibit 9 of the NWCG
          May 20, 1994 Form 8-K).
4.44 --   Form of Certificate of Designations of the Series D
          Preferred Stock (incorporated by reference to Exhibit 10
          of the NWCG May 20, 1994 Form 8-K).
4.45 --   Certificates of Designations of the NWCG Series E
          Cumulative Convertible Redeemable Preferred Stock
          (incorporated by reference to Exhibit 1 of the NWCG Form
          10-Q for the quarter ended June 30, 1995).
4.46 --   Indenture, dated as of June 30, 1994, and Amended and
          Restated Indenture, dated as of June 30, 1994, as amended
          and restated as of September 30, 1994, by and between the
          Registrant and NationsBank of Georgia, National
          Association, as Trustee (including amended and restated
          forms of the Old Notes and the New Notes) (incorporated
          by reference to Exhibits 4.1 and 4.1A of the Holdings
          Registration Statement).
10.1 --   Credit Agreement, dated as of May 25, 1993, among NW
          Television, the Lenders listed therein and Canadian
          Imperial Bank of Commerce New York Agency, as Agent
          (incorporated by reference to Exhibit 10.1 of the NW
          Television Registration Statement).
10.2 --   First Amendment, dated as of December 22, 1993, by and
          among NW Television, the Institutions listed on the
          Signature Pages thereof and Canadian Imperial Bank of
          Commerce New York Agency (incorporated by reference to
          Exhibit 10.1A of the NW Television Registration
          Statement).
10.3 --   Affiliation Agreement dated as of June 26, 1995 by and
          between National Broadcasting Company, Inc. and NW
          Communications of San Diego, Inc. (incorporated by
          reference to Exhibit 10.3 of the Holdings 1995 Form 10-K
          (Holdings 1995 Form 10-K)).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
10.4 --   Affiliation Agreement by and between Fox Broadcasting
          Company and WJBK License, Inc. (incorporated by reference
          to Exhibit 10.9 of the Holdings Registration Statement).
10.5 --   Affiliation Agreement by and between Fox Broadcasting
          Company and WAGA License, Inc. (incorporated by reference
          to Exhibit 10.10 of the Holdings Registration Statement).
10.6 --   Affiliation Agreement by and between Fox Broadcasting
          Company and WJW License, Inc. (incorporated by reference
          to Exhibit 10.11 of the Holdings Registration Statement).
10.7 --   Affiliation Agreement by and between Fox Broadcasting
          Company and TVT License, Inc. (incorporated by reference
          to Exhibit 10.12 of the Holdings Registration Statement).
10.8 --   Affiliation Agreement by and between Fox Broadcasting
          Company and WITI License, Inc. (incorporated by reference
          to Exhibit 10.13 of the Holdings Registration Statement).
10.9 --   Affiliation Agreement by and between Fox Broadcasting
          Company and KSAZ License, Inc. (incorporated by reference
          to Exhibit 10.14 of the Holdings Registration Statement).
10.10--   Affiliation Agreement by and between Fox Broadcasting
          Company and WDAF License, Inc. (incorporated by reference
          to Exhibit 10.15 of the Holdings Registration Statement).
10.13--   Employment Agreement, dated as of May 25, 1993, by and
          between NW Television and Larry D. Haugen (incorporated
          by reference to Exhibit 10.11 of the NW Television
          Registration Statement).
10.14--   Employment Agreement, dated as of May 25, 1993, by and
          between NW Television and James G. Gorman (incorporated
          by reference to Exhibit 10.12 of the NW Television
          Registration Statement).
10.15--   Employment Agreement, dated as of May 24, 1993, by and
          between NW Television and David A. Ramon (incorporated by
          reference to Exhibit 10.13 of the NW Television
          Registration Statement).
10.16--   Employment Agreement, dated as of May 25, 1993, by and
          between NW Television and George N. Gillett, Jr.
          (incorporated by reference to Exhibit 10.14 of the NW
          Television Registration Statement).
10.17--   Letter Agreement, dated June 11, 1990 between New World
          Entertainment, Ltd. and Turner Program Services, Inc.
          (incorporated by reference to Exhibit 10.9 to the
          Andrew's Group 1990 10-K).
10.18--   Agreement, dated November 15, 1991, by and among TST
          Acquisition Corp., Sony Pictures Entertainment and New
          World Entertainment, Ltd. and certain of its subsidiaries
          (incorporated by reference to Exhibit 10.8 to the Andrews
          1991 10-K).
10.19--   Letter Agreement, dated as of February 27, 1992, between
          Turner Program Services Inc. and New World Entertainment
          (incorporated by reference to Exhibit 10.36 to the
          Andrews 1992 10-K).
10.20--   Agreement, dated November 15, 1991, by and among TST
          Acquisition Corp., Sony Pictures Entertainment and New
          World Entertainment, Ltd. and certain of its subsidiaries
          (incorporated by reference to Exhibit 10.8 to the Andrews
          1991 10-K).
10.22--   Indemnification Agreement, dated as of March 9, 1994, by
          and between Andrews and NWCG, (incorporated by reference
          to Exhibit 2 of the NWCG Form 8-K dated March 14, 1994).
10.23--   Non-Competition Agreement, dated as of March 9, 1994, by
          and between Andrews and NWCG, (incorporated by reference
          to Exhibit 1 of the NWCG Form 8-K dated March 14, 1994).
10.24--   Form of 1994 Stock Option Plan (incorporated by reference
          to Exhibit 10.22 of the NWCG 1993 Form 10-K).
10.25--   Registration Rights and Tag-Along Agreement, dated as of
          March 28, 1994 by and among NWCG, Andrews, Apollo TV
          Partners, L.P., and Apollo TV Partners II, L.P.
          (incorporated by reference to Exhibit 10.23 of the NWCG
          1993 Form 10-K).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
10.26--   Asset Purchase Agreement, dated as of May 4, 1994, by and
          between NWCG and Great American Television and Radio
          Company, Inc., as amended a so May 24, 1994 (incorporated
          by reference to Exhibit 1 of the NWCG Report on Form 8-K
          dated May 20, 1994 (the "May 20, 1994 Form 8-K").
10.27--   Form of Class D Warrant (incorporated by reference to
          Exhibit 2 of the NWCG May 20, 1994 Form 8-K).
10.28--   Option Agreement, dated as of May 20, 1994, by and among
          each of the Persons listed on Schedule I thereto,
          Donaldson, Lufkin & Jenrette Securities Corporation, as
          Agent for the Sellers, DLJ Merchant Banking, Inc. and
          NWCG, as amended as of May 24, 1994 (incorporated by
          reference to Exhibit 3 of the NWCG May 20, 1994 Form 8-
          K).
10.29--   Securities Purchase Agreement, dated as of May 21, 1994,
          by and among NWCG and Fox (incorporated by reference to
          Exhibit 3 of the NWCG May 20, 1994 Form 8-K).
10.30--   Amendment No. 1 to the Securities Purchase Agreement,
          dated as of May 27, 1994, by and among NWCG and Fox
          (incorporated by reference to Exhibit 6 of the NWCG May
          20, 1994 Form 8-K).
10.31--   Form of Station Affiliation Agreement entered into with
          Fox Broadcasting Company (incorporated by reference to
          Exhibit 6 of the NWCG May 20, 1994 Form 8-K).
10.32--   Registration Rights Agreement, dated as of May 27, 1994,
          by and between NWCG and Fox (incorporated by reference to
          Exhibit 7 of the NWCG May 20, 1994 Form 8-K).
10.36--   Warrant Agreement, dated as of May 27, 1994, by and
          between NWCG and Fox (incorporated by reference to
          Exhibit 11 of the NWCG May 20, 1994 Form 8-K).
10.37--   Understanding Regarding Programming Production, dated as
          of May 27, 1994, by and between the Company and Fox
          (incorporated by reference to Exhibit 12 of the NWCG May
          20, 1994 Form 8-K).
10.38--   Tag Along Rights Agreement, dated as of May 27, 1994, by
          and between Andrews and Fox (incorporated by reference to
          Exhibit 13 of the NWCG May 20, 1994 Form 8-K).
10.39--   Class D Warrant to Purchase NWCG Class A Common Stock
          (incorporated by reference to Exhibit 11 of the NWCG May
          20, 1994 Form 8-K).
10.40--   Credit Agreement, dated as of September 29, 1994, among
          NWC Acquisition Corporation, the financial institutions
          from time to parties thereto, the co-agents identified on
          the signature pages thereof, The Chase Manhattan Bank,
          N.A. and Chemical Bank, as Managing Agents, The Chase
          Manhattan Bank, N.A., as Documentation Agent, and
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 1 of the NWCG Report on Form 8-K
          dated October 12, 1994 (the "NWCG October 12, 1994 Form 8-
          K")).
10.43--   Guarantee, dated as of September 29, 1994, made by NWTV
          Intermediate Holdings Corporation, in favor of Chemical
          Bank, as Administrative Agent (incorporated by reference
          to Exhibit 4 of the NWCG October 12, 1994 Form 8-K).
10.44--   Pledge Agreement, dated as of September 29, 1994, made by
          NWTV Intermediate Holdings Corporation, in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 5 of the NWCG October 12, 1994 Form
          8-K).
10.45--   Pledge Agreement, dated as of September 29, 1994, made by
          NWC Acquisition, in favor of Chemical Bank, as
          Administrative Agent (incorporated by reference to
          Exhibit 6 of the NWCG October 12, 1994 Form 8-K).
10.46--   Security Agreement, dated as of September 29, 1994, made
          by NWC Acquisition, in favor of Chemical Bank, as
          Administrative Agent (incorporated by reference to
          Exhibit 7 of the NWCG October 12, 1994 Form 8-K).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
10.47--   Subsidiaries' Guarantee, dated as of September 29, 1994,
          made by each of the corporations that are signatories
          thereto, and NWC Acquisition, in favor of Chemical Bank,
          as Administrative Agent (incorporated by reference to
          Exhibit 8 of the NWCG October 12, 1994 Form 8-K).
10.48--   Security Agreement, dated as of September 29, 1994, made
          by NW Communications of Phoenix, Inc., in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 10 of the NWCG October 12, 1994 Form
          8-K).
10.49--   Pledge Agreement, dated as of September 29, 1994, made by
          NW Communications of Phoenix, Inc., in favor of Chemical
          Bank, as Administrative Agent (incorporated by reference
          to Exhibit 11 of the NWCG October 12, 1994 Form 8-K).
10.50--   Security Agreement, dated as of September 29, 1994, made
          by New World Communications of North Carolina, Inc., in
          favor of Chemical Bank, as Administrative Agent
          (incorporated by reference to Exhibit 12 of the NWCG
          October 12, 1994 Form 8-K).
10.51--   Pledge Agreement, dated as of September 29, 1994, made by
          New World Communications of North Carolina, Inc., in
          favor of Chemical Bank, as Administrative Agent
          (incorporated by reference to Exhibit 13 of the NWCG
          October 12, 1994 Form 8-K).
10.52--   Security Agreement, dated as of September 29, 1994, made
          by NW Communications of Birmingham, Inc., in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 14 of the NWCG October 12, 1994 Form
          8-K).
10.53--   Pledge Agreement, dated as of September 29, 1994, made by
          NW Communications of Birmingham, Inc., in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 15 of the NWCG October 12, 1994 Form
          8-K).
10.54--   Security Agreement, dated as of September 29, 1994, made
          by New World Communications of Kansas City, Inc., in
          favor of Chemical Bank, as Administrative Agent
          (incorporated by reference to Exhibit 16 of the NWCG
          October 12, 1994 Form 8-K).
10.55--   Pledge Agreement, dated as of September 29, 1994, made by
          New World Communications of Kansas City, Inc., in favor
          of Chemical Bank, as Administrative Agent (incorporated
          by reference to Exhibit 17 of the NWCG October 12, 1994
          Form 8-K).
10.57--   Merger Agreement, dated as of November 28, 1994, by and
          between NW Television and Viacom International Inc.
          (incorporated by reference to Exhibit 1 of the NW
          Television's Report on Form 8-K dated March 7, 1995).
10.59--   Amendments 1 to 4 to Option Agreement by and among each
          of the persons listed on Schedule I, Donaldson, Lufkin &
          Jenrette Securities Corporation, as Agent for the
          Sellers, DLJ Merchant Banking Inc. and NWCG (incorporated
          by reference to Exhibit 10.59 of the NWCG 1994 Form 10-
          K).
10.60--   Affiliation Agreement dated as of June 26, 1995 by and
          between National Broadcasting Company, Inc. and WVTM
          Television, Inc. (incorporated by reference to Exhibit
          10.60 of the Holdings 1995 Form 10-K).
10.61--   Affiliation Agreement dated as of June 28, 1995 by and
          between Fox Broadcasting Company and KDFW Television,
          Inc. (incorporated by reference to Exhibit 10.61 of the
          Holdings 1995 Form 10-K).
10.62--   Affiliation Agreement dated as of June 28, 1995 by and
          between Fox Broadcasting Company and KTVI Television,
          Inc. (incorporated by reference to Exhibit 10.62 of the
          Holdings 1995 Form 10-K).
10.63--   Affiliation Agreement dated as of June 28, 1995 by and
          between Fox Broadcasting Company and KTBC Television,
          Inc. (incorporated by reference to Exhibit 10.63 of the
          Holdings 1995 Form 10-K).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
10.64--   Registration Rights Agreement, dated as of December 8,
          1995, by and among NWCG and CitiCasters Co. (incorporated
          by reference to Exhibit 10.64 of the Holdings 1995 Form
          10-K).
10.65--   Amendment, dated as of December 8, 1995 to Class D
          Warrant (incorporated by reference to Exhibit 10.65 of
          the Holdings 1995 Form 10-K).
10.66--   Warrant Agreement, dated as of December 15, 1994, by and
          between NWCG and Arthur H. Bilger (incorporated by
          reference to Exhibit 10.66 of the Holdings 1995 Form 10-
          K).
10.67--   Employment Agreement, dated as of December 15, 1994, by
          and between NWCG and Arthur H. Bilger (incorporated by
          reference to Exhibit 10.67 of the Holdings 1995 Form 10-
          K).
10.68--   Amended Employment Agreement, dated December 31, 1994,
          between NW Television and David A. Ramon (incorporated by
          reference to Exhibit 10.17 of the NW Television 1994 Form
          10-K).
10.69--   Amended and Restated Trust Agreement by and between Brian
          N. Byrnes, as Trustee, and NW Acquisition, as Grantor and
          Beneficiary, dated as of January 30, 1995 and amended and
          restated as of March 31, 1995 (incorporated by reference
          to Exhibit 1 of the Company Form 8-K dated March 31,
          1995).
10.70--   Option Agreement by and between NW Acquisition and Fox
          Television Stations, Inc., dated as of March 31, 1995
          (incorporated by reference to Exhibit 2 of the Company
          Form 8-K dated March 31, 1995).
10.71--   WBRC and WGHP Television Corporation Secured 18% Note due
          March 31, 2005 (incorporated by reference to Exhibit 3 of
          the Company Form 8-K dated March 31, 1995).
10.72--   Subsidiary Security Agreement, dated as of March 30,
          1995, made by KSAZ Television, Inc. in favor of Chemical
          Bank, as Administrative Agent (incorporated by reference
          to Exhibit 10.72 of the Holdings 1995 Form 10-K).
10.73--   Subsidiary Pledge Agreement, dated as of March 30, 1995,
          made by KSAZ License, Inc. in favor of Chemical Bank, as
          Administrative Agent (incorporated by reference to
          Exhibit 10.73 of the Holdings 1995 Form 10-K).
10.74--   Subsidiary Security Agreement, dated as of March 30,
          1995, made by WDAF Television, Inc. in favor of Chemical
          Bank, as Administrative Agent (incorporated by reference
          to Exhibit 10.74 of the Holdings 1995 Form 10-K).
10.75--   Subsidiary Pledge Agreement, dated as of March 30, 1995,
          made by WDAF License, Inc. in favor of Chemical Bank, as
          Administrative Agent (incorporated by reference to
          Exhibit 10.75 of the Holdings 1995 Form 10-K).
10.76--   Subsidiaries' Guarantee, dated as of June 1, 1995, by NWC
          Sub I Holdings Corporation, NWC Sub II Holdings
          Corporation, NW Communications of Texas, Inc., KDFW
          License, Inc., KDFW Television, Inc., New World
          Communications of St. Louis, Inc., KTVI License, Inc.,
          KTVI Television, Inc., NW Communications of Austin, Inc.,
          KTBC License, Inc., KTBC Television, Inc., New World WVTM
          Communications of Alabama, Inc., WVTM License, Inc. and
          WVTM Television, Inc. in favor of Chemical Bank, as
          Administrative Agent (incorporated by reference to
          Exhibit 10.76 of the Holdings 1995 Form 10-K).
10.77--   Pledge Agreement, dated as of June 1, 1995, made by NW
          Acquisition in favor of Chemical Bank, as Administrative
          Agent (incorporated by reference to Exhibit 10.77 of the
          Holdings 1995 Form 10-K).
10.78--   Subsidiary Pledge Agreement, dated as of June 1, 1995,
          made by NWC Sub I Holdings Corporation in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 10.78 of the Holdings 1995 Form 10-
          K).
10.79--   Subsidiary Pledge Agreement, dated as of June 1, 1995,
          made by NWC Sub II Holdings Corporation in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 10.79 of the Holdings 1995 Form 10-
          K).

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
10.80--   Subsidiary Pledge Agreement, dated as of June 1, 1995,
          made by New World WVTM Communications of Alabama, Inc. in
          favor of Chemical Bank, as Administrative Agent
          (incorporated by reference to Exhibit 10.80 of the
          Holdings 1995 Form 10-K).
10.81--   Subsidiary Pledge Agreement, dated as of June 1, 1995,
          made by NW Communications of Texas, Inc. in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 10.81 of the Holdings 1995 Form 10-
          K).
10.82--   Subsidiary Pledge Agreement, dated as of June 1, 1995,
          made by New World Communications of St. Louis, Inc. in
          favor of Chemical Bank, as Administrative Agent
          (incorporated by reference to Exhibit 10.82 of the
          Holdings 1995 Form 10-K).
10.83--   Subsidiary Pledge Agreement, dated as of June 1, 1995,
          made by NW Communications of Austin in favor of Chemical
          Bank, as Administrative Agent (incorporated by reference
          to Exhibit 10.83 of the Holdings 1995 Form 10-K).
10.84--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by NWC Sub I Holdings Corporation in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 10.84 of the Holdings 1995 Form 10-
          K).
10.85--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by NWC Sub II Holdings Corporation in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 10.85 of the Holdings 1995 Form 10-
          K).
10.86--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by New World WVTM Communications of Alabama, Inc. in
          favor of Chemical Bank, as Administrative Agent
          (incorporated by reference to Exhibit 10.86 of the
          Holdings 1995 Form 10-K).
10.87--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by NW Communications of Texas, Inc. in favor of
          Chemical Bank, as Administrative Agent (incorporated by
          reference to Exhibit 10.87 of the Holdings 1995 Form 10-
          K).
10.88--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by New World Communications of St. Louis, Inc. in
          favor of Chemical Bank, as Administrative Agent
          (incorporated by reference to Exhibit 10.88 of the
          Holdings 1995 Form 10-K).
10.89--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by NW Communications of Austin in favor of Chemical
          Bank, as Administrative Agent (incorporated by reference
          to Exhibit 10.89 of the Holdings 1995 Form 10-K).
10.90--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by WVTM Television, Inc. in favor of Chemical Bank,
          as Administrative Agent (incorporated by reference to
          Exhibit 10.90 of the Holdings 1995 Form 10-K).
10.91--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by KDFW Television, Inc. in favor of Chemical Bank,
          as Administrative Agent (incorporated by reference to
          Exhibit 10.91 of the Holdings 1995 Form 10-K).
10.92--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by KTBC Television, Inc. in favor of Chemical Bank,
          as Administrative Agent (incorporated by reference to
          Exhibit 10.92 of the Holdings 1995 Form 10-K).
10.93--   Subsidiary Security Agreement, dated as of June 1, 1995,
          made by KTVI Television, Inc. in favor of Chemical Bank,
          as Administrative Agent (incorporated by reference to
          Exhibit 10.93 of the Holdings 1995 Form 10-K).
10.94--   Second Amendment and Consent Number 1, dated as of March
          28, 1995, by and among NW Acquisition, the financial
          institutions from time to time parties thereto, the Co-
          Agents identified on the signature pages thereof, The
          Chase Manhattan Bank, N.A. and Chemical Bank, as Managing
          Agents, The Chase Manhattan Bank, N.A., as Documentation
          Agent, and Chemical

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
-------   -----------------------                                   ------------
          Bank, as Administrative Agent (incorporated by reference
          to Exhibit 10.94 of the Holdings 1995 Form 10-K).
10.95--   Credit Agreement, dated as of March 24, 1995, with
          amendments dated July 25, 1995 and December 31, 1995, by
          and among NW Entertainment, the financial institutions
          parties thereto and Chemical Bank, as Administrative
          Agent (incorporated by reference to Exhibit 10.95 of the
          Holdings 1995 Form 10-K).
10.96--   Registration Rights Agreement, dated July 31, 1995, by
          and among NWCG and Stephen J. Cannell (incorporated by
          reference to Exhibit 10.96 of the Holdings 1995 Form 10-
          K).
10.97--   Employment Agreement, dated as of January 1, 1996, by and
          between New World Television Incorporated and Farrell
          Reynolds (incorporated by reference to exhibit 10.1 of
          the NWCG form 10-Q for the quarter ended March 31, 1996).
10.98--   Third Amendment, dated as of June 29, 1996, to the Credit
          Agreement, dated as of September 29, 1994, by and among
          NW Acquisition, the financial institutions from time to
          time parties thereto, the Co-Agents named therein, the
          Managing Agents named therein, The Chase Manhattan Bank
          (as successor by merger to the Chase Manhattan Bank,
          N.A.), as Documentation Agent, and the Chase Manhattan
          Bank (formerly named Chemical Bank), as Administrative
          Agent (incorporated by reference to Exhibit 10.1 of the
          NWCG Form 10-Q for the quarter ended June 30, 1996).
10.99--   NWCG Parent Voting Agreement, dated as of September 24,
          1996, among Fox, NWCGP and NWCG Holdings (incorporated by
          reference to Exhibit 10.1 of the NWCG Form 8-K dated
          September 24, 1996).
10.100--  Apollo Voting Agreement, dated as of September 24, 1996, among Fox, News Corp. and Apollo Advisors L.P. ("Apollo")
          (incorporated by reference to Exhibit 10.2 of the NWCG
          Form 8-K dated September 24, 1996).
10.101--  Guaranty, dated as of September 24, 1996, entered into by
          News Corp. in favor of NWCG Holdings, NWCGP, Mafco
          Holdings Inc. ("Mafco"), 1440 Sepulveda Limited
          Partnership ("1440") and Andrews Inc. ("Andrews")
          (incorporated by reference to Exhibit 10.3 of the NWCG
          Form 8-k dated September 24, 1996).
10.102--  Guaranty, dated as of September 24, 1996, entered into by
          Mafco in favor of News Corp. and Fox (incorporated by
          reference to Exhibit 10.4 of the NWCG Form 8-K dated
          September 24, 1996).
21.1  --  Subsidiaries of the Registrant.
24.1  --  Powers of Attorney.
27.1  --  Financial data schedule (for SEC use only).